Form 10-Q
period 2024-06-30
Inhibrx Biosciences, Inc.
filed 2024-08-13
CIK 2007919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission File Number: 001-42031

INHIBRX BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware		99-0613523
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

11025 N. Torrey Pines Road, Suite 140
La Jolla, California		92037
(Address of principal executive offices)		(Zip Code)

(858) 795-4220
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	INBX	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                             Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                            Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act.           ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No ☒
As of August 9, 2024, the registrant had 14,475,904 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Quarterly Report, contains express and implied forward-looking statements that involve risks and uncertainties. Except as otherwise indicated by the context, references in this Quarterly Report to “we,” “us” and “our” are to the consolidated business of Inhibrx Biosciences, Inc., or the Company, or Inhibrx Biosciences. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “design,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the initiation, timing, progress and results of our research and development programs as well as our preclinical studies and clinical trials;
•our ability to advance therapeutic candidates into, and successfully complete, clinical trials;
•our interpretation of initial, interim or preliminary data from our clinical trials, including interpretations regarding disease control and disease response;
•the timing or likelihood of regulatory filings and approvals;
•the commercialization of our therapeutic candidates, if approved;
•the pricing, coverage and reimbursement of our therapeutic candidates, if approved;
•our ability to utilize our technology platform to generate and advance additional therapeutic candidates;
•the implementation of our business model and strategic plans for our business and therapeutic candidates;
•our ability to successfully manufacture our therapeutic candidates for clinical trials and commercial use, if approved;
•our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our therapeutic candidates;
•our ability to enter into strategic partnerships and the potential benefits of such partnerships;
•our estimates regarding expenses, capital requirements and needs for additional financing;
•our ability to raise funds needed to satisfy our capital requirements, which may depend on financial, economic and market conditions and other factors, over which we may have no or limited control;
•our financial performance;
•our and our third-party partners’ and service providers’ ability to continue operations and advance our therapeutic candidates through clinical trials, as well as the ability of our third party manufacturers to provide the required raw materials, antibodies and other biologics for our preclinical research and clinical trials, in light of the current market conditions or any pandemics, regional conflicts, sanctions, labor conditions, geopolitical events, natural disasters or extreme weather events;
•our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals; and
•developments relating to our competitors and our industry.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the section entitled “Risk Factors” in Exhibit 99.1 to our Registration Statement on Form 10, as amended (File No. 001-42031), which was filed with the Securities and Exchange Commission, or the SEC, and declared effective by the SEC on May 24, 2024, or the Form 10. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to new information, actual results or to changes in our expectations, except as required by law.
You should read this Quarterly Report and the documents that we file with the SEC with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.
This Quarterly Report includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Quarterly Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Part I — Financial Information
Item 1. Financial Statements.
Inhibrx Biosciences, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data and par value)
(Unaudited)

	JUNE 30,	DECEMBER 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$226,860	$277,924
Accounts receivable	271	171
Other receivables	952	607
Receivables from related parties	164	—
Prepaid expenses and other current assets	13,810	16,656
Total current assets	242,057	295,358
Property and equipment, net	7,605	6,419
Operating right-of-use asset	2,011	2,952
Other non-current assets	6,745	3,164
Total assets	$258,418	$307,893
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,021	$10,954
Accrued expenses	23,860	43,295
Current portion of operating lease liability	2,171	2,063
Total current liabilities	39,052	56,312
Long-term debt, including final payment fee	—	206,968
Non-current portion of operating lease liability	—	1,110
Total liabilities	39,052	264,390
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 15,000,000 shares authorized as of June 30, 2024 and December 31, 2023; no shares issued or outstanding as of June 30, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 14,475,904 and 47,369,511 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	1	5
Additional paid-in-capital	233,768	657,232
Accumulated deficit	(14,403)	(613,734)
Total stockholders’ equity	219,366	43,503
Total liabilities and stockholders’ equity	$258,418	$307,893
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx Biosciences, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Revenue:
License fee revenue	$100	$30	$100	$47
Total revenue	100	30	100	47
Operating expenses:
Research and development	67,632	34,106	131,483	71,492
General and administrative	93,366	7,263	103,340	13,660
Total operating expenses	160,998	41,369	234,823	85,152
Loss from operations	(160,898)	(41,339)	(234,723)	(85,105)
Other income (expense):
Gain related to transaction with Acquirer	2,021,498	—	2,021,498	—
Interest expense	(5,361)	(7,905)	(13,491)	(15,468)
Interest income	2,741	2,414	6,045	4,897
Other income (expense), net	33	(217)	(26)	(287)
Total other income (expense)	2,018,911	(5,708)	2,014,026	(10,858)
Income (loss) before income tax expense	1,858,013	(47,047)	1,779,303	(95,963)
Provision for income taxes	2	5	2	5
Net income (loss)	$1,858,011	$(47,052)	$1,779,301	$(95,968)
Earnings (loss) per share
Basic	$127.10	$(4.31)	$125.93	$(8.80)
Diluted	$125.48	$(4.31)	$122.75	$(8.80)
Shares used in computing earnings (loss) per share
Basic	14,619	10,911	14,129	10,902
Diluted	14,807	10,911	14,495	10,902
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx Biosciences, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2023	47,369	$5	$657,232	$(613,734)	$43,503
Stock-based compensation expense	—	—	6,397	—	6,397
Issuance of shares upon exercise of stock options	1,865	—	40,378	—	40,378
Net loss	—	—	—	(78,710)	(78,710)
Balance as of March 31, 2024	49,234	$5	$704,007	$(692,444)	$11,568
Stock-based compensation expense	—	—	46,174	—	46,174
Issuance of shares upon exercise of stock options	1,584	—	31,300	—	31,300
Issuance of shares upon exercise of warrants	2,746	—	—	—	—
Acquisition of Former Parent’s common stock, stock options, and warrants by the Acquirer	(53,564)	(5)	(563,754)	(1,179,970)	(1,743,729)
Issuance of shares in Distribution	14,476	1	16,041	—	16,042
Net income	—	—	—	1,858,011	1,858,011
Balance as of June 30, 2024	14,476	$1	$233,768	$(14,403)	$219,366

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2022	43,564	$4	$430,426	$(372,373)	$58,057
Stock-based compensation expense	—	—	5,636	—	5,636
Issuance of shares upon exercise of stock options	31	—	356	—	356
Net loss	—	—	—	(48,916)	(48,916)
Balance as of March 31, 2023	43,595	$4	$436,418	$(421,289)	$15,133
Stock-based compensation expense	—	—	6,253	—	6,253
Issuance of shares upon exercise of stock options	72	—	854	—	854
Net loss	—	—	—	(47,052)	(47,052)
Balance as of June 30, 2023	43,667	$4	$443,525	$(468,341)	$(24,812)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$1,779,301	$(95,968)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	836	589
Accretion of debt discount and non-cash interest expense	2,065	2,413
Stock-based compensation expense	52,571	11,889
Non-cash lease expense	941	864
Loss on disposal of fixed assets	—	2
Non-cash gain on transaction with Acquirer	(1,998,809)	—
Changes in operating assets and liabilities:
Accounts receivable	(100)	(84)
Other receivables	(345)	—
Receivables from related parties	(164)	14
Prepaid expenses and other current assets	(3,446)	(4,131)
Other non-current assets	(3,581)	—
Accounts payable	21,472	792
Accrued expenses	29,853	2,327
Operating lease liability	(1,002)	(903)
Deferred revenue, current portion	—	(47)
Net cash used in operating activities	(120,408)	(82,243)
Cash flows from investing activities
Purchase of fixed assets	(2,334)	(340)
Net cash used in investing activities	(2,334)	(340)
Cash flows from financing activities
Proceeds from the exercise of stock options	71,678	1,210
Net cash provided by financing activities	71,678	1,210
Net decrease in cash and cash equivalents	(51,064)	(81,373)
Cash and cash equivalents at beginning of period	277,924	273,865
Cash and cash equivalents at end of period	$226,860	$192,492

Supplemental schedule of non-cash investing and financing activities
Payable for purchase of fixed assets	$207	$582

The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx Biosciences, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Inhibrx Biosciences, Inc., or the Company, or Inhibrx Biosciences, is a clinical-stage biopharmaceutical company focused on developing a broad pipeline of novel biologic therapeutic candidates. The Company combines target biology with protein engineering, technologies, and research and development to design therapeutic candidates. The Company’s current pipeline is focused on oncology.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, related to an interim report on the Form 10-Q. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.
The unaudited interim condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these unaudited interim condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods.
Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2023, which are included in Exhibit 99.1 to our Registration Statement on Form 10, as amended (File No. 001-42031), which was filed with the Securities and Exchange Commission, or the SEC, and declared effective by the SEC on May 24, 2024, or the Form 10.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
Separation and Distribution
In January 2024, Inhibrx, Inc., or the Former Parent, announced its intent, as approved by its board of directors, to effect the spin-off of INBRX-101, an optimized, recombinant alpha-1 antitrypsin, or AAT, augmentation therapy currently in a registrational trial for the treatment of patients with alpha-1 antitrypsin deficiency. The Former Parent and the Company signed an Agreement and Plan of Merger, dated as of January 22, 2024, or the Merger Agreement, with Aventis Inc., a Pennsylvania corporation, or the Acquirer, and a wholly-owned subsidiary of Sanofi S.A., or Sanofi, and Art Acquisition Sub, Inc., a Delaware corporation, or the Merger Sub, and a wholly-owned subsidiary of Acquirer, along with a Separation and Distribution Agreement, dated as of January 22, 2024, by and among the Former Parent, the Company and Acquirer. The Merger Agreement provided for the acquisition by Acquirer of the Former Parent, or the Merger, to be accomplished through the merger of Merger Sub with and into the Company with the Company continuing as the surviving entity.
On May 29, 2024, the Former Parent completed a distribution to holders of its shares of common stock of 92% of the issued and outstanding shares of common stock of the Company, or the Distribution. On May 30, 2024, the Former Parent completed the Merger, pursuant to which (i) all assets and liabilities primarily related to INBRX-101, or the 101 Business, were transferred to the Acquirer, a wholly-owned subsidiary of Sanofi; and (ii) by way of a series of internal restructuring transactions, or the Separation, the Company acquired the assets and liabilities and corporate infrastructure associated with its ongoing programs, INBRX-106 and ozekibart (INBRX-109), and its discovery pipeline, as well as the remaining close-out obligations related to its previously terminated program, INBRX-105. Upon the closing of the Merger, the Company became a stand-alone, publicly traded company.
In connection with the Separation, the Former Parent completed a distribution to holders of its shares of common stock of 92% of the issued and outstanding shares of common stock of the Company, or the Distribution. On May 30, 2024, each Former Parent stockholder received: (i) $30.00 per share in cash, (ii) one contingent value right per share, representing the right to receive a contingent payment of $5.00 in cash upon the achievement of a regulatory milestone, and (iii) one SEC-registered, publicly listed, share of Inhibrx Biosciences for every four shares of the Former Parent’s common stock held. The Acquirer retained an equity interest in the Company of 8% upon the Distribution.
The Acquirer paid transaction consideration of $1.9 billion, including the $30.00 per share consideration and the assumption of the Company’s third-party debt. See Note 3 for further discussion on the extinguishment of the Company’s Amended 2020 Loans with Oxford (as defined below). In addition, the Acquirer assumed all assets and liabilities under contracts primarily related to INBRX-101 upon close of the Merger. The Acquirer also reimbursed the Company or paid on behalf of the Company $68.0 million in transaction costs. The Acquirer may pay an additional $300.0 million in consideration under the contingent value rights issued upon the achievement of a regulatory milestone.
Notwithstanding the legal form of the spin-off, the Separation and Distribution is being treated as a reverse spin-off for financial accounting and reporting purpose in accordance with ASC 505-60, Spinoffs and Reverse Spinoffs because (i) a wholly-owned subsidiary of Acquirer merged with and into Former Parent immediately following the Distribution; (ii) no senior management of the Former Parent were retained by the Former Parent following the Distribution; and (iii) the size of the Company’s operations relative to the 101 Business. As a reverse spin-off, the Company considers Inhibrx Biosciences as the accounting spinnor of the Former Parent, and the accounting successor to the Former Parent. Therefore, for periods prior to the spin-off, the Company’s financial statements are the historical financial statements of the Former Parent. For periods prior to the spin-off, descriptions of historical business activities are presented as if the spin-off had already occurred, and the Former Parent’s activities related to such assets and liabilities had been performed by the Company. For all periods prior to the spin-off, all outstanding shares referenced in these financial statements are those shares outstanding of the Former Parent at each respective date, unless otherwise indicated as adjusted for the distribution ratio. Following the spin-off, all outstanding shares referenced are those of the Company, which, as discussed above, were issued on a four-to-one ratio of the Former Parent’s outstanding shares.
The Company evaluated the sale of the 101 Business in accordance with ASC 205-20, Discontinued Operations, and determined that the Separation does not represent a strategic shift and thus does not qualify as a discontinued operation. The Company next evaluated the sale of the 101 Business in accordance with ASC 805, Business Combinations, and determined that the 101 Business does not meet the definition of a business, given that substantially all of the fair value of the gross assets transferred is concentrated in one asset. The Company then evaluated the transaction under ASC 845, Nonmonetary Transactions, which contains guidance on the accounting for the distribution of nonmonetary assets to stockholders of an entity in a spin-off. In accordance with this guidance, the disposal of the 101 Business has been accounted for as a dividend-in-kind, with a gain recognized for the difference between the fair value and carrying value of the disposed assets.

The Company recorded a gain on the transaction of $2.0 billion during the three and six months ended June 30, 2024, which consists of the following components (in thousands):

THREE AND SIX MONTHS ENDED JUNE 30, 2024
Merger consideration for common stock, warrants, and stock options	$1,727,687
Book value of Amended 2020 Loans assumed by Acquirer	211,315
Book value of net assets and liabilities related to INBRX-101 assumed by Acquirer	14,496
Transaction costs paid by Acquirer	68,000
Total gain recognized	$2,021,498
The gain related to the Merger consideration payable to shareholders of $1.7 billion was recorded, net of consideration allocated to the shares issued to Acquirer, through a reduction to retained earnings of $1.2 billion, representing the amount of retained earnings available at closing of the Merger, with the remaining amount of $563.8 million recorded through additional paid-in capital.
Liquidity
As of June 30, 2024, the Company had an accumulated deficit of $14.4 million and cash and cash equivalents of $226.9 million. From its inception and through June 30, 2024, the Company has devoted substantially all of its efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of its therapeutic candidates, pre-commercialization activities, organizing and staffing the Company, establishing its intellectual property portfolio and raising capital to support and expand these activities.
The Company believes that its existing cash and cash equivalents will be sufficient to fund the Company’s operations for at least 12 months from the date these unaudited condensed consolidated financial statements are issued. The Company plans to finance its future cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, strategic transactions and other similar arrangements.
If the Company does raise additional capital through public or private equity or convertible debt offerings, the ownership interests of its existing stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that adversely affect its stockholders’ rights. If the Company raises capital through additional debt financings, it may be subject to covenants limiting or restricting its ability to take specific actions, such as incurring additional debt or making certain capital expenditures. To the extent that the Company raises additional capital through strategic licensing, collaboration or other similar agreement, it may have to relinquish valuable rights to its therapeutic candidates, future revenue streams or research programs at an earlier stage of development or on less favorable terms than it would otherwise choose, or to grant licenses on terms that may not be favorable to the Company. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure adequate additional funding, it will need to reevaluate its operating plan and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of its development programs, or relinquish rights to its technology on less favorable terms than it would otherwise choose. These actions could materially impact its business, financial condition, results of operations and prospects.
The rules and regulations of the SEC or any other regulatory agencies may restrict the Company’s ability to conduct certain types of financing activities, or may affect the timing of and amounts it can raise by undertaking such activities.
Use of Estimates
The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The Company’s most significant estimates relate to evaluation of whether revenue recognition criteria have been met, accounting for development work and preclinical studies and clinical trials, determining the assumptions used in measuring stock-based compensation, the incremental borrowing rate estimated in relation to the Company’s operating lease, and valuation allowances for the Company’s deferred tax assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. The Company’s actual results may differ from these estimates under different assumptions or conditions.
Cash and Cash Equivalents
Cash and cash equivalents are comprised of cash held in financial institutions including readily available checking, overnight sweep, and money market accounts.
Concentrations of Credit Risk
Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits by the Federal Deposit Insurance Corporation, or FDIC, of up to $250,000. The Company’s cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds can be used in operations. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial condition of the depository institutions in which those deposits are held.
Fair Value Measurements
The Company determines the fair value measurements of applicable assets and liabilities based on a three-tier fair value hierarchy established by accounting guidance and prioritizes the inputs used in measuring fair value. These tiers include:
•Level 1 - Quoted prices in active markets for identical assets or liabilities.
•Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
During the six months ended June 30, 2023, the Company’s investments in debt securities consisted of U.S. Treasury Bills, which were classified as Level 1 in the fair value hierarchy. Due to the short-term nature of these securities which were classified as cash equivalents, the amortized value approximated fair value and the Company did not remeasure these instruments at fair value. As of June 30, 2024 and December 31, 2023, the Company held no investments in debt securities. The Company’s debt outstanding during the period was classified as Level 2 in the fair value hierarchy. As of June 30, 2024 and December 31, 2023, the Company had no financial instruments measured at fair value on a recurring basis.
Accrued Research and Development and Clinical Trial Costs
Research and development costs are expensed as incurred based on estimates of the period in which services and efforts are expended, and include the cost of compensation and related expenses, as well as expenses for third parties who conduct research and development on the Company’s behalf, pursuant to development and consulting agreements in place. The Company’s preclinical studies and clinical trials are performed internally, by third party contract research organizations, or CROs, and/or clinical investigators. The Company also engages with contract development and manufacturing organizations, or CDMOs, for clinical supplies and manufacturing scale-up activities related to its therapeutic candidates. Invoicing from these third parties may be monthly based upon services performed or based upon milestones achieved. The Company accrues these expenses based upon estimates determined by reviewing cost information provided by CROs and CDMOs, other third-party vendors and internal clinical personnel, and contractual arrangements with CROs and CDMOs and the scope of work to be performed. Costs incurred related to the Company’s purchases of in-process research and development for early-stage products or products that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred. Costs incurred related to the licensing of products that have not yet received marketing approval to be marketed, or that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized.
Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the same period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock and potentially dilutive common shares outstanding during the same period. The Company excludes common stock equivalents from the calculation of diluted net earnings (loss) per share when the effect is anti-dilutive.
The weighted average number of common stock used in the basic and diluted net income (loss) per common stock calculations includes the weighted-average pre-funded warrants outstanding during the period as they are exercisable at any time for nominal cash consideration.
During the three and six months ended June 30, 2024, outstanding shares during the period consist both of shares of the Former Parent and of the Company. For purposes of computing earnings (loss) per share only, for all periods presented in its condensed consolidated statements of operations, the Company adjusted all outstanding shares of the Former Parent, including potentially dilutive securities, by the four-to-one distribution ratio used in the Distribution.
In periods in which the Company has a net income, the Company applies the treasury stock method to determine the dilutive effect of potentially dilutive securities. Potentially dilutive securities included in the diluted earnings per share are as follows (in thousands):

	THREE MONTHS ENDED JUNE 30, 2024	SIX MONTHS ENDED JUNE 30, 2024
Outstanding stock options	187	365
Warrants to purchase common stock	1	1
Total	188	366
In periods in which the Company has a net loss, basic loss per share and diluted loss per share are identical since the effect of potentially dilutive common shares is anti-dilutive and therefore excluded. Accordingly, for the three and six months ended June 30, 2023, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.

Potentially dilutive securities not included in the calculation of diluted loss per share are as follows (in thousands):

AS OF JUNE 30, 2023
Outstanding stock options	1,652
Warrants to purchase common stock	12
Total	1,664
Segment Information
The Company operates under one segment which develops biologic therapeutic candidates. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies. The Company believes that the impact of the recently issued accounting pronouncements that are not yet effective will not have a material impact on its condensed consolidated financial condition or results of operations upon adoption.
Recently Issued but Not Yet Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this ASU to determine its impact on the Company’s consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. Two primary enhancements related to this ASU include disaggregating existing income tax disclosures relating to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on the Company’s consolidated financial statements and related disclosures.

2. OTHER FINANCIAL INFORMATION
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets were comprised of the following (in thousands):

	AS OF	AS OF
	JUNE 30, 2024	DECEMBER 31, 2023
Clinical trials (1)	$5,910	$5,409
Clinical drug substance and product manufacturing (2)	4,931	9,888
Licenses	1,116	728
Outside research and development services (3)	887	265
Other	966	366
Prepaid expense and other current assets	$13,810	$16,656
(1) Relates primarily to the Company’s prepayments to third-party CROs for management of clinical trials and prepayments for drug supply to be used in combination with the Company’s therapeutics. See “Accrued Research and Development Clinical Trial Costs” in Note 1 for further discussion of the components of research and development.
(2) Relates primarily to the Company’s usage of third-party CDMOs for clinical and development efforts. See “Accrued Research and Development Clinical Trial Costs” in Note 1 for further discussion of the components of research and development.
(3) Relates to the Company’s usage of third-parties for other research and development efforts. See “Accrued Research and Development Clinical Trial Costs” in Note 1 for further discussion of the components of research and development.
Property and Equipment, Net
Property and equipment, net were comprised of the following (in thousands):

	AS OF	AS OF
	JUNE 30, 2024	DECEMBER 31, 2023
Machinery and equipment	$9,074	$8,480
Furniture, fixtures, and other	556	540
Leasehold improvements	795	441
Computer software	3,832	53
Construction in process (1)	824	3,592
Total property and equipment	15,081	13,106
Less: accumulated depreciation and amortization	(7,476)	(6,687)
Property and equipment, net	$7,605	$6,419
(1) As of December 31, 2023, consists of renovations to the Company’s office space and software not yet placed in service.

Depreciation and amortization expense for the three and six months ended June 30, 2024 and June 30, 2023 consisted of the following (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Research and development	$374	$242	$631	$479
General and administrative	101	53	205	110
Total depreciation and amortization expense	$475	$295	$836	$589

Accrued Expenses
Accrued expenses were comprised of the following (in thousands):

	AS OF	AS OF
	JUNE 30, 2024	DECEMBER 31, 2023
Clinical trials (1)	$12,215	$9,224
Clinical drug substance and product manufacturing (2)	4,538	22,805
Other outside research and development (3)	1,217	1,129
Compensation-related	4,508	6,506
Professional fees	959	780
Interest expense	—	2,348
Other	423	503
Accrued expenses	$23,860	$43,295
(1) Relates primarily to the Company’s usage of third-party CROs for management of clinical trials. See “Accrued Research and Development Clinical Trial Costs” in Note 1 for further discussion of the components of research and development.
(2) Relates primarily to the Company’s usage of third-party CDMOs for clinical and development efforts. See “Accrued Research and Development Clinical Trial Costs” in Note 1 for further discussion of the components of research and development.
(3) Relates to the Company’s usage of third-parties for other research and development efforts. See “Accrued Research and Development Clinical Trial Costs” in Note 1 for further discussion of the components of research and development.
3. DEBT
2020 Loan Agreement
In July 2020, the Company entered into a loan and security agreement, or the 2020 Loan Agreement, with Oxford Finance LLC, or Oxford. Under the original 2020 Loan Agreement and subsequent amendments between November 2020 and October 2022, or collectively, the Amended 2020 Loan Agreement, the Company received an aggregate principal amount of $200.0 million over seven tranches, or Terms A-G.
Prior to the Separation, the outstanding term loans were to mature on January 1, 2027, or the Amended Maturity Date. Under the Amended 2020 Loan Agreement, and through the Separation, the repayment schedule provided for interest-only payments through February 1, 2025, followed by 23 months of principal and interest payments. Upon the Amended Maturity Date, a final payment of 9.0% of the original principal amount would be due to Oxford. This final payment of $18.0 million was being accreted over the life of the Amended 2020 Loan Agreement using the effective interest method. The Company had the option to prepay the outstanding balance of the term loans in full prior to the Amended Maturity Date, subject to a prepayment fee ranging from 1.0% to 3.0%, depending upon the timing of the prepayment.
In connection with the Separation, the Company’s outstanding debt was assumed by the Acquirer. Prior to the close of the Merger, the Company had $200.0 million in gross principal outstanding in term loans under the Amended 2020 Loan Agreement. The Acquirer assumed the outstanding debt balance in full, consisting of the $200.0 million in gross principal, the $18.0 million final payment fee, and accrued interest of $2.3 million, net of debt discounts of $9.0 million.
The Company determined the Acquirer’s assumption and subsequent repayment of the outstanding debt constitutes an extinguishment of the debt as the Company has been legally released from being the primary obligor under the liability. The Company did not make any payment upon the extinguishment of the debt and did not incur any prepayment penalties. Upon the Acquirer’s assumption of the outstanding debt, the Company recorded a gain of $211.3 million, the net carrying amount of the Amended 2020 Loans upon extinguishment, within the gain on transaction in its condensed consolidated statements of operations.
Interest Expense
Prior to the Separation, interest expense was calculated using the effective interest method and was inclusive of non-cash amortization of the debt discount and accretion of the final payment. During the three months ended June 30,

2024, interest expense was $5.4 million, $0.8 million of which related to non-cash amortization of the debt discount and accretion of the final payment. During the six months ended June 30, 2024, interest expense was $13.5 million, $2.1 million of which related to non-cash amortization of the debt discount and accretion of the final payment. During the three months ended June 30, 2023, interest expense was $7.9 million, $1.2 million of which related to non-cash amortization of the debt discount and accretion of the final payment. During the six months ended June 30, 2023, interest expense was $15.5 million, $2.4 million of which related to non-cash amortization of the debt discount and accretion of the final payment.
4. STOCKHOLDERS’ EQUITY
Amended and Restated Certificate of Incorporation
On May 29, 2024, upon effecting the Separation, the Company’s certificate of incorporation was amended and restated to authorize 120,000,000 shares of common stock and 15,000,000 shares of preferred stock, each with a par value of $0.0001 per share.
Common Stock
Following the Distribution and as of May 29, 2024, the Company had 14,475,904 shares of common stock outstanding. The Company issued one SEC-registered, publicly listed, share of Inhibrx Biosciences for every four shares of the Former Parent’s common stock held, resulting in 13,316,140 shares of common stock issued to common stockholders of the Former Parent. The Former Parent retained an equity interest in the Company of 8%, or 1,157,926 shares. The Company issued 1,838 shares of common stock to Oxford in connection with the Oxford Warrants (as defined below) in the Distribution.
Securities Purchase Agreement
In August 2023, the Company entered into a Securities Purchase Agreement, as amended, or the Purchase Agreement, with certain institutional and other accredited investors, or Purchasers, pursuant to which the Company sold and issued 3,621,314 shares of the Company’s common stock for $19.35 per share and, with respect to certain Purchasers, pre-funded warrants to purchase 6,714,636 shares of the Company’s common stock in a private placement transaction, or the Private Placement. The purchase price of the pre-funded warrants was $19.3499 per pre-funded warrant, with an exercise price of $0.0001 per share. The Company received gross proceeds of $200.0 million from the Private Placement, before deducting $0.4 million of offering expenses payable by the Company. The pre-funded warrants were equity-classified and carried at the instruments’ fair value upon issuance. The pre-funded warrants were exercisable upon issuance pursuant to certain beneficial ownership limitations as defined in the Purchase Agreement and will expire when exercised in full. During the second quarter of 2024, certain Purchasers exercised 2,747,245 pre-funded warrants for 2,746,454 shares of the Former Parent’s common stock.
In connection with the execution of the Merger Agreement, the Former Parent entered into an Agreement Relating to the Pre-Funded Warrant to Purchase Common Stock and Securities Purchase Agreement, dated as of January 22, 2024, by and between the Former Parent and each holder of the pre-funded warrants purchased in the Private Placement so that on the date of the Distribution, any remaining pre-funded warrants of the Former Parent not already exercised to purchase the Former Parent’s common stock become exercisable for an equivalent number of the Company’s common stock at an exercise price of $0.0001 per share, pursuant to certain beneficial ownership limitations. The Company has evaluated the amendment and accounted for this as a modification to the original Purchase Agreement.
As part of the Separation and Distribution, each holder of outstanding pre-funded warrants received (i) $30.00 per pre-funded warrant in cash, less the applicable exercise price per share, (ii) one contingent value right per share, representing the right to receive a contingent payment of $5.00 in cash upon the achievement of a regulatory milestone, and (iii) one pre-funded warrant of Inhibrx Biosciences for every four of the Former Parent’s pre-funded warrants held. Following the Separation and Distribution and as of June 30, 2024, pre-funded warrants to purchase 991,849 shares of the Company’s common stock are outstanding at an exercise price of $0.0001 per share. The pre-funded warrants are exercisable upon issuance pursuant to certain beneficial ownership limitations as defined in the Purchase Agreement, as amended, and will expire when exercised in full.

Warrants Issued in Connection with Amended 2020 Loan Agreement
Prior to the Separation and Distribution, the following equity-classified warrants issued to Oxford in connection with the Amended 2020 Loan Agreement, or the Oxford Warrants, were outstanding, in addition to the pre-funded warrants discussed above:

Warrants	Expiration Date	Shares of Common Stock Issuable Upon Exercise of Warrants	Exercise Price per Share
2020 Oxford Warrants	July 15, 2030	7,354	$17.00
2022 Oxford Warrants	February 18, 2032	40,000	$45.00
As part of the Separation and Distribution, each holder of eligible outstanding warrants received (i) $30.00 per warrant in cash, less the applicable exercise price per share (ii) one contingent value right per share, representing the right to receive a contingent payment of $5.00 in cash upon the achievement of a regulatory milestone, and (iii) one SEC-registered, publicly listed, share of Inhibrx Biosciences for every four of the Former Parent’s warrants held. All outstanding warrants with an exercise price which exceeded the total consideration of $35.00 were canceled upon the Merger for no consideration.
As of June 30, 2024, no Oxford Warrants were outstanding.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance as of June 30, 2024 for the Company and December 31, 2023 for the Former Parent consisted of the following (in thousands):

	AS OF	AS OF
	JUNE 30, 2024	DECEMBER 31, 2023
Options to purchase common stock issued and outstanding	3,632	6,494
Shares available for future equity grants	368	533
Pre-funded warrants issued and outstanding	992	6,715
Warrants issued and outstanding	—	47
Total common stock reserved for future issuance	4,992	13,789
5. EQUITY COMPENSATION PLAN
2017 Plan
The Company’s share-based compensation plan, the Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan, or the 2017 Plan, provided for the issuance of incentive stock options, restricted and unrestricted stock awards, and other stock-based awards. The 2017 Plan was terminated in connection with the Merger.
Stock Option Activity
The Company recognized compensation costs related to stock-based awards, including stock options, based on the estimated fair value of the awards on the date of grant. The Company granted options with an exercise price equal to the fair market value of the Company’s stock on the date of the option grant. The options were subject to four-year vesting with a one-year cliff and had a contractual term of 10 years.

A summary of the Company’s stock option activity under its 2017 Plan for the six months ended June 30, 2024 is as follows (in thousands, except for per share data and years):

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2023	6,494	$23.22
Exercised	(3,449)	$21.11
Forfeited	(9)	$32.03
Settled in connection with the Merger	(2,884)	$24.75
Canceled in connection with the Merger	(152)	$41.56
Outstanding as of June 30, 2024	—
Vested and exercisable as of June 30, 2024	—
The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2024 and June 30, 2023 was $65.3 million and $1.3 million, respectively. Aggregate intrinsic value of stock options exercised and outstanding was calculated using the fair value of common stock on the date of exercise and the fair value of common stock as of June 30, 2024, respectively. The total fair value of stock options vested during the six months ended June 30, 2024 and June 30, 2023 was $42.5 million and $13.8 million, respectively. Following the Merger and as of May 30, 2024, no stock options remained outstanding under the 2017 Plan.
Settlement of Stock Options Upon Merger
All outstanding options with an exercise price less than or equal to the total consideration of $35.00 vested immediately upon the Merger and were settled for the consideration of: (i) $30.00 per share in cash, less the applicable exercise price of their stock option and (ii) one contingent value right per share, representing the right to receive a contingent payment of $5.00 in cash upon the achievement of a regulatory milestone. In connection with the acceleration of the eligible stock options, the Company recognized $39.3 million in stock compensation expense.
All outstanding options with an exercise price which exceeded the total consideration of $35.00 were canceled upon the Merger for no consideration. In connection with the cancellation of all unvested options with an exercise price above $35.00, the Company recognized all remaining stock compensation expense of $1.8 million.
Stock-Based Compensation Expense
The weighted-average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option pricing model, as well as the resulting weighted-average fair value, for the six months ended June 30, 2023 were as follows:

SIX MONTHS ENDED JUNE 30, 2023
Risk-free interest rate	3.73%
Expected volatility	84.35%
Expected dividend yield	—%
Expected term (in years)	6.08
Weighted average fair value	$16.97
The Company did not grant any stock options under the 2017 Plan during the six months ended June 30, 2024.

Stock-based compensation expense for stock options under the 2017 Plan consisted of the following (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Research and development	$28,617	$4,245	$32,809	$8,094
General and administrative	16,520	2,008	18,725	3,795
Total stock-based compensation expense	$45,137	$6,253	$51,534	$11,889
As of June 30, 2024, the Company had no remaining unrecognized stock-based compensation expense related to its stock options under the 2017 Plan following the termination of the plan subsequent to the Merger.
2024 Plan
In connection with the Separation, the Company adopted the 2024 Omnibus Incentive Plan, or the 2024 Plan, which provides for the issuance of incentive stock options, restricted and unrestricted stock awards, and other stock-based awards. As of June 30, 2024, an aggregate of 4.0 million shares of common stock were authorized for issuance under the 2024 Plan, of which 0.4 million remained available for issuance.
Stock Option Activity
The Company recognizes compensation costs related to stock-based awards, including stock options, based on the estimated fair value of the awards on the date of grant. The Company grants options with an exercise price equal to the fair market value of the Company’s stock on the date of the option grant. The options are subject to four-year vesting with a one-year cliff and have a contractual term of 10 years.
A summary of the Company’s stock option activity under its 2024 Plan for the six months ended June 30, 2024 is as follows (in thousands, except for per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	—
Granted	3,632	$15.86
Outstanding as of June 30, 2024	3,632	$15.86	9.9	$—
Vested and exercisable as of June 30, 2024	—
No stock options were exercised or vested during the six months ended June 30, 2024. The Company expects all outstanding stock options to vest. There was no activity under the 2024 Plan during the six months ended June 30, 2023.
Stock-Based Compensation Expense
The weighted-average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option pricing model, as well as the resulting weighted-average fair value, for the six months ended June 30, 2024 were as follows:

SIX MONTHS ENDED JUNE 30, 2024
Risk-free interest rate	4.57%
Expected volatility	86.31%
Expected dividend yield	—%
Expected term (in years)	6.06
Weighted average fair value	$11.90
Stock-based compensation expense for stock options under the 2024 Plan consisted of the following (in thousands):

THREE AND SIX MONTHS ENDED JUNE 30, 2024
Research and development	$603
General and administrative	434
Total stock-based compensation expense	$1,037
There was no expense incurred under the 2024 plan during the three or six months ended June 30, 2023.
As of June 30, 2024, the Company had $42.2 million of total unrecognized stock-based compensation expense related to its stock options, which is expected to be recognized over a weighted-average period of 3.8 years.
6. LICENSE REVENUES
The following table summarizes the total revenue recorded in the Company’s condensed consolidated statements of operations (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
License fee revenue
Regeneron Pharmaceuticals, Inc.	$100	$—	$100	$—
Other	—	30	—	47
Total license fee revenue	$100	$30	$100	$47
License and Collaboration Agreements
Regeneron
In June 2020, the Company entered into an Option and License Agreement with bluebird bio, Inc., or bluebird, pursuant to which the Company granted to bluebird exclusive worldwide rights to develop binders and cell therapy products containing single domain antibodies, or sdAbs, directed to specified targets, consisting of two initial programs and up to an additional 8 programs. The Company retained all rights to the specific sdAbs outside of the cell therapy field. In November 2021, this agreement was assigned to 2seventy bio, Inc., or 2seventy, in connection with bluebird’s internal restructuring and subsequent spin-out of 2seventy, and subsequently in April 2024, this agreement, or the 2020 Regeneron Agreement, was assigned to Regeneron Pharmaceuticals, Inc., or Regeneron, in connection with the divestiture of 2seventy’s oncology and autoimmune pipeline to Regeneron.
In June 2022, 2seventy selected a third program and paid a non-refundable upfront option fee of $0.2 million in exchange for a development license. The Company granted an option in which Regeneron may acquire an exclusive license with respect to all binders and cell therapy products developed under this agreement, which entitles the Company to additional fees upon exercise of the option. In connection with each program for which Regeneron exercises its option, Regeneron will be required to pay the Company a one-time, non-refundable, non-creditable fee in the low-single-digit millions. The Company is also entitled to receive certain developmental milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single digits. Due to the uncertainty in the achievement of the developmental milestones and future sales, the variable consideration associated with the future milestone payments has been fully constrained (excluded) from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates will be re-assessed at each reporting period.
In June 2022, pursuant to the terms regarding the addition of new programs in the 2020 Regeneron Agreement, the Company received a $0.2 million upfront option fee related to the selection of a third program and transferred the related know-how and development license. The Company recognized the $0.2 million of revenue at the point in time in which the program was added and the program term began. In May 2024, pursuant to the option extension terms in the 2020 Regeneron Agreement, Regeneron requested to extend the option term for this program by an additional six months in exchange for an option extension fee of $0.1 million. The Company recognized the $0.1 million of revenue related to this extension at the point in time in which the extension was granted.
During each of the three and six months ended June 30, 2024, the Company recognized $0.1 million of revenue related to this agreement. The Company did not recognize any revenue under this agreement during the three and six months ended June 30, 2023.
7. RELATED PARTY TRANSACTIONS
From time to time, the Company will enter into an agreement with a related party in the ordinary course of its business. These agreements are ratified by the Company’s Board of Directors or a committee thereof pursuant to policy.
Separation and Distribution
In connection with the Separation, as discussed in Note 1, the Former Parent completed a distribution to holders of its shares of common stock of 92% of the issued and outstanding shares of common stock of the Company, or the Distribution. The Former Parent retained an equity interest in the Company of 8%, or 1,157,926 shares upon the Distribution. Accordingly, the Company identified the Acquirer as a related party following the Merger with the Former Parent.
Transition Services Agreement
In connection with the Separation, the Company also entered into the Transition Services Agreement with the Former Parent under which the Company or one of its affiliates will provide the Former Parent or other Sanofi entities with certain transition services for a limited time to ensure an orderly transition following the Separation. The services that the Company agreed to provide to Former Parent or other Sanofi entities under the Transition Services Agreement include certain finance and accounting, including payroll, tax, and procurement, information technology, legal and intellectual property, clinical study support, technical operations, regulatory, quality assurance, commercial and medical affairs, and other services. The Former Parent will pay the Company for any such services received by the Former Parent or other Sanofi entities, as applicable, at agreed amounts as set forth in the Transition Services Agreement.
During the three and six months ended June 30, 2024, the Company billed the Former Parent for $0.2 million under the Transition Services Agreement. The Company recognized this amount as other income and the balance is recorded as receivables from related parties in the Company’s condensed consolidated balance sheets as of June 30, 2024.
Pharmacovigilance Agreement
In connection with the Separation, the Company entered into a Pharmacovigilance Agreement with the Former Parent, pursuant to which the parties agreed to implement processes and procedures for sharing information as required for each party’s compliance with its regulatory and pharmacovigilance responsibilities.
8. LEASES
Operating Leases
In September 2017, the Company entered into a seven-year lease agreement as its sole location in La Jolla, California. The lease expires in June 2025 with an option to extend the lease an additional five years, which is not included in the right-of-use asset and lease liabilities. The lease contained an initial base rent of approximately $0.1 million per month with 2% annual escalations, plus a percentage of taxes and operating expenses incurred by the lessor in connection with the ownership and management of the property, the latter of which to be determined annually.
In May 2019, the Company executed an amendment to its lease agreement to expand its facilities and began occupying this space in January 2020. The amended lease terminates coterminously with the initial lease agreement and contains an initial base rent of approximately $30,000 per month with 2% annual escalations, plus a percentage of taxes and operating expenses incurred by the lessor in connection with the ownership and management of the property, the latter of which is to be determined annually.
The operating right-of-use asset and operating lease liability as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	AS OF	AS OF
	JUNE 30, 2024	DECEMBER 31, 2023
Operating right-of-use asset	$2,011	$2,952

Operating lease liability
Current	$2,171	$2,063
Non-current	—	$1,110
Total operating lease liability	$2,171	$3,173
During each of the three months ended June 30, 2024 and June 30, 2023, the Company recognized operating lease expense of $0.8 million. During the six months ended June 30, 2024 and June 30, 2023, the Company recognized operating lease expense of $1.6 million and $1.7 million, respectively. During the three months ended June 30, 2024 and June 30, 2023, the Company paid $0.6 million and $0.5 million in cash for amounts included in the measurement of the operating lease liability, respectively. During each of the six months ended June 30, 2024 and June 30, 2023, the Company paid $1.1 million in cash for amounts included in the measurement of the operating lease liability.
As of June 30, 2024 and December 31, 2023, the Company’s operating lease had a remaining term of 1.0 and 1.5 years, respectively. The Company discounts its lease payments using its incremental borrowing rate as of the commencement of the lease. The Company determined a weighted-average discount rate of 8.2% as of June 30, 2024 and December 31, 2023.
Future minimum rental commitments for the Company’s operating leases reconciled to the operating lease liability are as follows (in thousands):

AS OF
JUNE 30, 2024
2024 (six months)	1,132
2025	1,137
Thereafter	—
Total future minimum lease payments	$2,269
Less: imputed interest	(98)
Current portion of operating lease liability	2,171

9. COMMITMENTS AND CONTINGENCIES
Litigation
Other than as described below, the Company is not party to any material legal proceedings. From time to time, it may be involved in legal proceedings or subject to claims incident to the ordinary course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on the Company because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.
I-Mab Litigation
On March 1, 2022, I-Mab Biopharma, or I-Mab, filed a lawsuit against the Former Parent and Brendan Eckelman, the Company’s co-founder and Chief Scientific Officer, in the United States District Court for the District of Delaware, C.A. No. 22-00276-CJB, asserting claims for misappropriation of trade secrets related to Dr. Eckelman’s service as an expert witness for Tracon Pharmaceuticals, Inc., or Tracon, in Tracon’s arbitration against I-Mab. Briefing on motions for summary judgment was recently completed. As of the date of this Quarterly Report on Form 10-Q, a hearing date on the pending motions has not been set. Trial is currently scheduled to commence in late October 2024. I-Mab is seeking royalty damages and alternative damages in the form of unjust enrichment.
The Company is unable to reasonably estimate possible damages or a range of possible damages in this matter given the uncertainty and therefore has not recorded a liability on its books as of June 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report, and our audited consolidated financial statements and notes thereto as of and for the fiscal year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Form 10. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report contain forward-looking statements that involve risk and uncertainties, including those described in the section titled “Special Note Regarding Forward-Looking Statements.” As a result of many factors, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a clinical-stage biopharmaceutical company with a pipeline of novel biologic therapeutic candidates, developed using our proprietary modular protein engineering platforms. We leverage our innovative protein engineering technologies and deep understanding of target biology to create therapeutic candidates with attributes and mechanisms superior to current approaches and applicable to a range of challenging, validated targets with high potential.
Separation from Former Parent
In January 2024, Inhibrx, Inc., or the Former Parent, announced its intent, as approved by its board of directors, to effect the spin-off of INBRX-101, an optimized, recombinant alpha-1 antitrypsin, or AAT, augmentation therapy currently in a registrational trial for the treatment of patients with alpha-1 antitrypsin deficiency. On May 29, 2024, the Former Parent completed a distribution to holders of its shares of common stock of 92% of the issued and outstanding shares of common stock of the Company, or the Distribution. On May 30, 2024, the Former Parent completed a series of internal restructuring transactions, or the Separation.
On May 30, 2024, the Former Parent completed the Merger, pursuant to which (i) all assets and liabilities primarily related to INBRX-101, or the 101 Business, were transferred to Aventis Inc., or the Acquirer, a wholly-owned subsidiary of Sanofi S.A., or Sanofi; and (ii) by way of the Separation, the Company acquired the assets and liabilities and corporate infrastructure associated with its ongoing programs, INBRX-106 and ozekibart (INBRX-109), and its discovery pipeline, as well as the remaining close-out obligations related to its previously terminated program, INBRX-105.
Upon the closing, each Former Parent stockholder received: (i) $30.00 per share in cash, (ii) one contingent value right per share, representing the right to receive a contingent payment of $5.00 in cash upon the achievement of a regulatory milestone, and (iii) one SEC-registered, publicly listed, share of Inhibrx Biosciences for every four shares of the Former Parent’s common stock held.
From and after the closing, Inhibrx Biosciences continues to operate as a stand-alone, publicly traded company focused on ozekibart (INBRX-109) and INBRX-106.
For periods prior to the spin-off, descriptions of historical business activities are presented as if the spin-off had already occurred, and the Former Parent’s activities related to such assets and liabilities had been performed by the Company. Refer to Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the underlying basis used to prepare the unaudited condensed consolidated financial statements. The operating results presented in the Company’s historical financial statements prior to the Merger and in connection with the Separation and the Merger may not be indicative of the results of the Company following the Merger and Separation.
Transactions with Related Parties
We have entered into a Separation and Distribution Agreement and various agreements relating to transition services, licenses and certain other matters with the Former Parent. These agreements govern our relationship with the Former Parent prior to, at and after the Former Parent completed a distribution to holders of its shares of common stock of 92% of the issued and outstanding shares of common stock of the Company, or the Distribution. These agreements include the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to, at and after the Distribution. We have agreed to provide the Former Parent with indemnities with respect to liabilities arising out of our business, and the Former Parent has agreed to provide us with indemnities with respect to liabilities arising out of the business retained by the Former Parent. These agreements also include arrangements with respect to support services and a number of on-going commercial relationships. The terms of these agreements, including amounts billed during the period, are discussed in greater detail in Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Current Clinical Pipeline
Our current clinical pipeline of therapeutic candidates includes ozekibart (INBRX-109) and INBRX-106, both of which utilize our multivalent formats where the precise valency can be optimized in a target-centric way to mediate what we believe to be the most appropriate agonist function:

ozekibart (INBRX-109)	INBRX-106
Tetravalent DR5 agonist	Hexavalent OX40 agonist

Program	Therapeutic Area	Target(s)/Format	STAGE OF DEVELOPMENT
			Preclinical	Phase 1	Phase 2	Phase 3
ozekibart (INBRX-109)*	Oncology	DR5 Tetravalent Agonist

INBRX-106**	Oncology	OX40 Hexavalent Agonist

__________________
* Currently being investigated in colorectal and gastric adenocarcinoma, malignant pleural mesothelioma, chondrosarcoma and synovial sarcoma.
** Currently being investigated in patients with non-small cell lung cancer, or NSCLC, and head and neck squamous cell carcinoma, or HNSCC.

ozekibart (INBRX-109)
Our most advanced therapeutic candidate, ozekibart (INBRX-109), is a tetravalent death receptor 5, or DR5, agonist currently being evaluated in patients diagnosed with difficult-to-treat cancers, such as chondrosarcoma, mesothelioma, colorectal cancer, Ewing sarcoma and pancreatic adenocarcinoma.

Chondrosarcoma
In June 2021, based on the initial Phase 1 data results, we initiated a registration-enabling Phase 2 trial for the treatment of unresectable or metastatic conventional chondrosarcoma for which the United States Food and Drug Administration, or FDA, and the European Medicine Agency, or EMA, granted orphan drug designation in November 2021 and August 2022, respectively. Data from the registration-enabling Phase 2 trial in unresectable or metastatic conventional chondrosarcoma is expected during the middle of 2025.
Ewing sarcoma
On November 2, 2023, we announced preliminary efficacy and safety data from the Phase 1 trial of ozekibart (INBRX-109) in combination with Irinotecan, or IRI, and Temozolomide, or TMZ, for the treatment of advanced or metastatic, unresectable Ewing sarcoma. Overall, ozekibart (INBRX-109) in combination with IRI/TMZ was well tolerated from a safety perspective.
INBRX-106
INBRX-106 is a precisely engineered hexavalent sdAb-based therapeutic candidate targeting OX40, designed to be an optimized agonist of this co-stimulatory receptor. It is currently being investigated as a single agent and in combination with Keytruda in patients with locally advanced or metastatic solid tumors. Parts 1 and 3, dose escalation as a single agent and in combination with Keytruda, have been completed. We observed durable responses across multiple tumor types.
We expanded the enrollment for Part 2, single agent dose expansion, to increase the dataset in the single agent cohorts and to enroll additional NSCLC patients. We expect to announce additional data from Part 2 in 2025. We continue to enroll patients with NSCLC and HNSCC in Part 4, combination expansion cohorts. We are in the process of expanding these cohorts and expect to initiate at least one additional cohort by mid 2024. We expect to have a more mature dataset during the third quarter of 2025 and plan to provide an update at that time.
As of June 2024, a seamless Phase 2/3 clinical trial has been initiated for INBRX-106 in combination with Keytruda as a first-line treatment for patients with local advanced recurrent or metastatic head HNSCC. This trial will recruit patients who have not received prior checkpoint inhibitors and whose tumors express a PDL-1 CPS equal to or greater than 20. We plan to enroll approximately 60 patients in the Phase 2 portion with a primary endpoint of ORR supported by secondary endpoints of duration of response, PFS, and safety. We expect to announce initial data on Phase 2 during the second half of 2025. If positive, this data will ungate the Phase 3 portion, where approximately 350 patients will be randomized to INBRX-106 or placebo in combination with Keytruda. The primary endpoint for the Phase 3 portion of the study will be PFS and overall survival.
Components of Results of Operations
Revenue
As of the date of this Quarterly Report, all of our revenue has been derived from licenses with collaboration partners and grant awards. We have not generated any revenue from the commercial sale of approved therapeutic products to date.
Operating Expenses
Research and Development
As of the date of this Quarterly Report, our research and development expenses have related primarily to research activities, including our discovery efforts, and preclinical and clinical development and the manufacturing of our therapeutic candidates. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.
In accordance with the applicable accounting and regulatory requirements, we track all research and development expenses in the aggregate and do not manage or track either external or internal expenses on a program-by-program basis. External research and development expenses are instead managed and tracked by the nature of the activity, and primarily consist of contract manufacturing and clinical trial expenses. Internal research and development expenses primarily relate to personnel, early research and consumable costs, which are deployed across multiple projects under development. We manage and prioritize our research and development expenses based on scientific data, probability of successful technical development and regulatory approval, market potential and unmet medical need, among other considerations. We regularly review our research and development activities and, as necessary, reallocate resources that we believe will best support the long-term growth of our overall business. We review expenses incurred by vendor and by contract as benchmarked against the progression of our clinical and other milestones.
External research and development expenses consist of:
•expenses incurred in connection with the preclinical development of our programs;
•clinical trials of our therapeutic candidates, including under agreements with third parties, such as consultants and contract research organizations, or CROs;
•expenses associated with the manufacturing of our therapeutic candidates under agreements with contract development and manufacturing organizations, or CDMOs;
•expenses associated with regulatory requirements, including fees and other expenses related to our Scientific Advisory Board; and
•other external expenses, such as laboratory services related to our discovery and development programs and other shared services.
Internal research and development expenses consist of:
•salaries, benefits and other related costs, including non-cash stock-based compensation, for personnel engaged in research and development functions;
•facilities, depreciation and other expenses, which include direct and allocated expenses for depreciation and amortization, rent and maintenance of facilities; and
•other internal expenses, such as laboratory supplies and other shared research and development costs.
We expect that research and development expense will continue to increase over the next several years as we continue development of our therapeutic candidates currently in clinical stage development, support our preclinical programs, and continue to discover new therapeutic candidates, as well as increase our headcount. In particular, clinical development of our therapeutic candidates, as opposed to preclinical development, generally has higher development costs, primarily due to the increased size and duration of later-stage clinical trials. Moreover, the costs associated with our CDMOs to manufacture our therapeutic candidates and future commercial products is also much more costly as compared to early-stage preclinical development. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our therapeutic candidates due to the inherently unpredictable nature of preclinical and clinical development. Preclinical and clinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which therapeutic candidates to pursue and how much funding to direct to each therapeutic candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each therapeutic candidate’s commercial potential. We will need substantial additional capital in the future to support these efforts. In addition, we cannot forecast which therapeutic candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.
Our clinical development costs may vary significantly based on factors such as:
•the per patient trial costs;
•the number of trials required for approval;
•the number of sites included in the trials;
•the countries in which the trials are conducted;
•the length of time required to enroll eligible patients;
•the number of patients that participate in the trials;
•the number of doses that patients receive;

•the drop-out or discontinuation rates of patients;
•the potential additional safety monitoring requested by regulatory agencies;
•the duration of patient participation in the trials and follow-up;
•the cost, timing, and successful manufacturing of our therapeutic candidates;
•the phase and development of our therapeutic candidates;
•the efficacy and safety profile of our therapeutic candidates; and
•the uncertainties related to potential economic downturn, geopolitical events and widespread health events on capital and financial markets.
General and Administrative
General and administrative, or G&A, expenses consist primarily of:
•salaries, benefits and other related costs, including non-cash stock-based compensation, for personnel engaged in G&A functions;
•expenses incurred in connection with accounting and audit services, legal services, including costs associated with obtaining and maintaining our patent portfolio, investor relations and consulting expenses under agreements with third parties, such as consultants and contractors;
•expenses incurred in connection with commercialization and business development activity; and
•facilities, depreciation and other expenses, which include direct and allocated expenses for depreciation and amortization, rent and maintenance of facilities, insurance and supplies.
We expect our G&A expenses will continue to increase in the future to support our continued research and development activities. We expect increased costs related to pre-commercialization and business development activities, including the hiring of additional personnel as we continue to build our commercial team in preparation for our future product launches. Additionally, we expect other professional service fees to increase, including but not limited to, patent-related costs for filing, prosecution and maintenance of our product candidates, and compliance costs, accounting, legal, investor and public relations and additional personnel.
Other Income (Expense)
Interest expense. Interest expense consists of interest on our former loans with Oxford incurred prior to the Merger, upon which the outstanding debt was assumed by the Acquirer.
Interest income. Interest income consists of interest earned on cash and cash equivalents, which include investments held during the period in highly liquid debt securities with original maturities of less than three months from our date of acquisition.
Gain related to transaction with Acquirer. Gain related to transaction with Acquirer consists of our gain recorded in connection with the completion of the Merger during the second quarter of 2024. We do not expect future income or gains in connection with the Merger in future periods.

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and June 30, 2023
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2024	2023	($)	(%)
Revenue:
License fee revenue	$100	$30	$70	233%
Total revenue	100	30	70	233%
Operating expense:
Research and development	67,632	34,106	33,526	98%
General and administrative	93,366	7,263	86,103	1,186%
Total operating expense	160,998	41,369	119,629	289%
Loss from operations	(160,898)	(41,339)	(119,559)	289%
Other income (expense)
Gain related to transaction with Acquirer	2,021,498	—	2,021,498	100%
Interest expense	(5,361)	(7,905)	2,544	(32)%
Interest income	2,741	2,414	327	14%
Other income (expense), net	33	(217)	250	(115)%
Total other income (expense)	2,018,911	(5,708)	2,024,619	(35,470)%
Provision for income taxes	2	5	(3)	(60)%
Net income (loss)	$1,858,011	$(47,052)	$1,905,063	(4,049)%
License Fee Revenue
License fee revenue during the three months ended June 30, 2024 was $0.1 million and consisted of revenue related to our Option and License Agreement with Regeneron Pharmaceuticals, Inc., or the 2020 Regeneron Agreement, which we recognized following granting a six-month extension of the option term. License fee revenue during the three months ended June 30, 2023 was $30,000 and consisted of revenue related to a former option agreement which was completed during 2023.

Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2024	2023	($)	(%)
External expenses:
Contract manufacturing	$11,291	$5,019	$6,272	125%
Clinical trials	7,870	11,548	(3,678)	(32)%
Other external research and development	4,570	2,014	2,556	127%
Internal expenses:
Personnel	39,206	12,095	27,111	224%
Equipment, depreciation, and facility	2,695	1,736	959	55%
Other internal research and development	2,000	1,694	306	18%
Total research and development expenses	$67,632	$34,106	$33,526	98%
Research and development expenses increased by $33.5 million from $34.1 million during the three months ended June 30, 2023 to $67.6 million during the three months ended June 30, 2024. The overall increase was primarily due to the following factors:
•contract manufacturing expense increased by $6.3 million, due to the nature of the development and manufacturing activities performed during the current period with our CDMO and CRO partners supporting our clinical and preclinical therapeutic candidates, which reflect the stage-specific needs of our programs and include early and late stage drug substance clinical manufacturing, analytical development, quality control, or QC, testing and stability studies, as well as drug product development, scale-up, robustness studies and selected biologics license applications, or BLA,-enabling activities;
•personnel-related expense increased by $27.1 million, which was primarily related to $25.9 million in stock option expense recognized upon the acceleration of outstanding options in connection with the close of the Merger;
•facility and equipment-related expense increased by $1.0 million, which was attributable to expenses related to capitalized software placed in service during the period;
•other research and development expense increased by $2.9 million, which was primarily attributable to an increase in preclinical studies and the purchase of lab supplies; and
•offset in part by clinical trial expense which decreased by $3.7 million, primarily due to decreased expenses incurred following the termination of our INBRX-105 program, which we announced during the first quarter of 2024 and the spin-off of our INBRX-101 program, which occurred during the second quarter of 2024.
G&A Expense
G&A expenses increased by $86.1 million from $7.3 million during the three months ended June 30, 2023 to $93.4 million during the three months ended June 30, 2024. The overall increase during the three months ended June 30, 2024 was primarily due to the following factors:
•expenses related to the Merger of $67.5 million, consisting of legal, advisory, consulting services performed in connection to the transaction and SEC filing fees in connection with filings related to the transaction;
•personnel-related expenses increased by $16.1 million, which was primarily related to $15.2 million in stock option expense recognized upon the acceleration of outstanding options in connection with the close of the Merger;

•pre-commercialization expenses increased by $1.6 million, primarily related to increases in consulting services to support our commercial operations business intelligence strategies and our market research expenses related to ozekibart (INBRX-109) and INBRX-101 prior to the Merger; and
•professional services-related expenses related to legal services increased by $1.1 million, which was primarily attributable to intellectual property, other general corporate matters, and legal proceedings.
Other income (expense)
Interest expense. Interest expense decreased by $2.5 million from $7.9 million during the three months ended June 30, 2023 to $5.4 million during the three months ended June 30, 2024, all of which relates to interest incurred and the amortization of debt discounts related to the 2020 Loan Agreement with Oxford and subsequent amendments between November 2020 and October 2022, or collectively, the Amended 2020 Loan Agreement. The decrease in interest expense is the result of the extinguishment of the Amended 2020 Loan Agreement in connection with the Merger. We did not incur any interest following the close of the Merger on May 30, 2024, the date upon which the Acquirer assumed our outstanding debt.
Interest income. During the three months ended June 30, 2024, we earned $2.7 million of interest income related to interest earned on our sweep and money market account balances. During the three months ended June 30, 2023, we earned $2.4 million of interest income, which consisted of $0.1 million of interest income related to interest earned on our sweep and money market account balances and $2.3 million of interest earned on our investments in U.S. Treasury Bills.
Gain related to transaction with Acquirer. During the three months ended June 30, 2024, we earned $2.0 billion of other income, consisting of gains recorded in connection with the completion of the Merger. We recorded a gain of $1.7 billion related to Merger consideration for our outstanding common stock, warrants, and stock options, in addition to $211.3 million related to the extinguishment of our Amended 2020 Loan assumed by the Acquirer. In addition to the Acquirer assuming our outstanding debt, the Acquirer assumed outstanding assets and liabilities related to INBRX-101 upon the transaction, resulting in a gain of $14.5 million. The Acquirer also reimbursed us for or paid on our behalf $68.0 million of transaction costs related to the Merger, resulting in a gain. We do not expect future income or gains in connection with the Merger in future periods.

Comparison of the Six Months Ended June 30, 2024 and June 30, 2023
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2024	2023	($)	(%)
Revenue:
License fee revenue	$100	$47	$53	113%
Total revenue	100	47	53	113%
Operating expense:
Research and development	131,483	71,492	59,991	84%
General and administrative	103,340	13,660	89,680	657%
Total operating expense	234,823	85,152	149,671	176%
Loss from operations	(234,723)	(85,105)	(149,618)	176%
Other income (expense)
Gain related to transaction with Acquirer	2,021,498	—	2,021,498	100%
Interest expense	(13,491)	(15,468)	1,977	(13)%
Interest income	6,045	4,897	1,148	23%
Other income, net	(26)	(287)	261	(91)%
Total other expense	2,014,026	(10,858)	2,024,884	(18,649)%
Provision for income taxes	2	5	(3)	(60)%
Net income (loss)	$1,779,301	$(95,968)	$1,875,269	(1,954)%
License Fee Revenue
License fee revenue during the six months ended June 30, 2024 was $0.1 million and consisted of revenue related to our Regeneron Agreement, which we recognized following granting a six-month extension of the option term. License fee revenue during the six months ended June 30, 2023 was $47,000 and consisted of revenue related to a former option agreement which was completed during 2023.

Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2024	2023	($)	(%)
External expenses:
Contract manufacturing	$36,494	$15,346	$21,148	138%
Clinical trials	27,648	21,567	$6,081	28%
Other external research and development	6,602	4,300	2,302	54%
Internal expenses:
Personnel	52,444	23,397	29,047	124%
Equipment, depreciation, and facility	4,617	3,534	1,083	31%
Other internal research and development	3,678	3,348	330	10%
Total research and development expenses	$131,483	$71,492	$59,991	84%

Research and development expenses increased by $60.0 million from $71.5 million during the six months ended June 30, 2023 to $131.5 million during the six months ended June 30, 2024. The overall increase was primarily due to the following factors:
•contract manufacturing expense increased by $21.1 million due to the nature of the development and manufacturing activities performed during the current period at our CDMO and CRO partners supporting our clinical and preclinical therapeutic candidates, which reflect the stage-specific needs of our programs, including early and late stage drug substance clinical manufacturing, analytical development, QC testing, and stability studies, as well as drug product development, scale-up, robustness studies, and selected BLA-enabling activities;
•clinical trial expense increased by $6.1 million, primarily due to the progression of our ongoing registration-enabling Phase 2 trial for ozekibart (INBRX-109) for the treatment of unresectable or metastatic conventional chondrosarcoma and our INBRX-106 Phase 1/2 trial, as well as costs incurred for our registration-enabling Phase 2 trial for INBRX-101 for the treatment of emphysema due to AATD, prior to our spin-off of the INBRX-101 program during the period. These expenses were offset in part by reduced clinical expenses following the termination of our INBRX-105 program;
•personnel-related expense increased by $29.0 million, which was primarily related to $25.9 million in stock option expense recognized upon the acceleration of outstanding options in connection with the close of the Merger;
•facility and equipment-related expense increased by $1.1 million, which was attributable to expenses related to capitalized software placed in service during the period; and
•other research and development expense increased by $2.6 million, which was primarily attributable to an increase in preclinical studies and the purchase of lab supplies.
G&A Expense
G&A expenses increased by $89.7 million from $13.7 million during the six months ended June 30, 2023 to $103.3 million during the six months ended June 30, 2024. The overall increase during the six months ended June 30, 2024, was primarily due to the following factors:
•expenses related to the Merger of $68.1 million, consisting of legal, advisory, consulting services performed in connection to the transaction and SEC filing fees in connection with filings related to the transaction;

•personnel-related expenses increased by $17.2 million, which was primarily related to $15.2 million in stock option expense recognized upon the acceleration of outstanding options in connection with the close of the Merger;
•pre-commercialization expenses increased by $1.8 million, primarily related to increases in consulting services to support our commercial operations business intelligence strategies and our market research expenses related to ozekibart (INBRX-109) and INBRX-101 prior to the Merger; and
•professional services-related expenses related to legal services increased by $1.7 million, which was primarily attributable to intellectual property, other general corporate matters, and legal proceedings.

Other Expense
Interest expense. Interest expense decreased by $2.0 million from $15.5 million during the six months ended June 30, 2023 to $13.5 million during the six months ended June 30, 2024, all of which relates to interest incurred and the amortization of debt discounts related to the Amended 2020 Loan Agreement. The decrease in interest expense is the result of the extinguishment of the Amended 2020 Loan Agreement in connection with the Merger. We did not incur any interest following the close of the Merger on May 30, 2024, the date upon which the Acquirer assumed our outstanding debt.
Interest income. During the six months ended June 30, 2024, we earned $6.0 million of interest income related to interest earned on our sweep and money market account balances. During the six months ended June 30, 2023, we earned $4.9 million of interest income, which consisted of $1.1 million of interest income related to interest earned on our sweep and money market account balances and $3.8 million of interest earned on our investments in U.S. Treasury Bills. The increase in interest income during the six months ended June 30, 2024 is the result of higher cash and cash equivalent balances, coupled with rising interest rates, generating higher returns.
Gain related to transaction with Acquirer. During the six months ended June 30, 2024, we earned $2.0 billion of other income, consisting of gains recorded in connection with the completion of the Merger. We recorded a gain of $1.7 billion related to Merger consideration for our outstanding common stock, warrants, and stock options, in addition to $211.3 million related to the extinguishment of our Amended 2020 Loan assumed by the Acquirer. In addition to the Acquirer assuming our outstanding debt, the Acquirer assumed outstanding assets and liabilities related to INBRX-101 upon the transaction, resulting in a gain of $14.5 million. The Acquirer also reimbursed us for or paid on our behalf $68.0 million of transaction costs related to the Merger, resulting in a gain. We do not expect future income or gains in connection with the Merger in future periods.
Liquidity, Capital Resources and Financial Condition
Sources of Liquidity
As of the date of this Quarterly Report, sources of capital raised to fund our operations have been comprised of the sale of equity securities, borrowings under our prior loan and security agreements, payments received from commercial partners for licensing rights to our therapeutic candidates under development, grants, and proceeds from the sale and issuance of convertible promissory notes.
Future Funding Requirements
Since our inception, we have devoted substantially all of our efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of our therapeutic candidates, pre-commercialization activities, organizing and staffing the Company, establishing our intellectual property portfolio, and raising capital to support and expand these activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. Our net income or losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities, as well as the timing of other corporate transactions. During the six months ended June 30, 2024, we had net income of $1.8 billion following the close of the Merger and during the six months ended June 30, 2023, our net loss was $96.0 million. As of June 30, 2024, we had an accumulated deficit of $14.4 million and cash and cash equivalents of $226.9 million.

Based upon our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months from the date these unaudited condensed consolidated financial statements are issued. Our forecast of the period through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.
The process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. We expect to continue to incur net losses for the foreseeable future until, if ever, we have an approved product and can successfully commercialize it. We expect our research and development expenses to increase as we continue our development of, and seek marketing approvals for, our therapeutic candidates (especially as we move more candidates into later stages of clinical development), and begin to commercialize any approved products, if ever. At this time, we are preparing to proceed with the commercialization of certain of our product candidates, if ever approved. As a result, we will incur significant pre-commercialization expenses in preparation for launch, the outcome of which is uncertain. Additionally, if approved, we will incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. We also expect additional general and administrative expenses as we hire additional personnel and incur increased accounting, audit, legal, regulatory and compliance, investor and public relations expense to support our continued expansion.
Until such time we, if ever, can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including strategic licensing and collaborations, strategic transactions, or other similar arrangements and transactions, and from time to time, we engage in discussions with potential acquirers regarding the disposition of one or more of our product candidates. However, there can be no assurance as to the availability or terms upon which such finances or capital might be available in the future. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plan and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, or relinquish rights to our intellectual property on less favorable terms than we would otherwise choose. These actions could materially impact our business, results of operations, financial condition, and prospects.
Our future liquidity and capital funding requirements will depend on numerous factors, including:
•the outcome, costs and timing of preclinical studies and clinical trials for our current or future therapeutic candidates;
•whether and when we are able to obtain marketing approval to market any of our therapeutic candidates and the outcome of meetings with applicable regulatory agencies, including the FDA;
•our ability to successfully commercialize any therapeutic candidates that receive marketing approval;
•the emergence and effect of competing or complementary therapeutics or therapeutic candidates;
•our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•our ability to retain our current employees and the need and ability to hire additional management and scientific and medical personnel;
•the terms and timing of any strategic licensing, collaboration or other similar agreement that we have established or may establish;
•our ability to repay, refinance or restructure our indebtedness when payment is due, including in the event such indebtedness is accelerated;
•the valuation of our capital stock; and
•the continuing or future effects of a potential economic downturn, geopolitical events, and widespread health events on capital and financial markets.
We do not own or operate manufacturing and testing facilities for the production of any of our therapeutic candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on a limited number of third-party contract manufacturers for all of our required raw materials, antibodies and other biologics for our preclinical research, clinical trials, and if and when applicable, commercial product, and employ internal resources to manage our manufacturing relationships with these third parties.
Commitments
Our material cash requirements from known contractual and other obligations primarily relate to our lease obligations and services provided by our third party CROs and CDMOs.
We have two leases for our laboratory and office space, which expire in 2025, with an option to extend the leases for an additional five years. As of June 30, 2024, we had future minimum rental payments under these leases of $2.3 million, all of which are classified as current. For more information regarding these lease agreements, refer to Note 8 to the unaudited condensed consolidated financial statements.
We enter into contracts in the normal course of business with CROs related to our ongoing preclinical studies and clinical trials and with CDMOs for clinical supplies and manufacturing scale-up activities. These contracts are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $18.0 million in our condensed consolidated balance sheets for expenditures incurred by CROs and CDMOs as of June 30, 2024.

Cash Flow Summary
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2024	2023
Net cash used in operating activities	$(120,408)	$(82,243)
Net cash used in investing activities	(2,334)	(340)
Net cash provided by financing activities	71,678	1,210
Net decrease in cash and cash equivalents	$(51,064)	$(81,373)
Operating Activities
Net cash used in operating activities was $120.4 million during the six months ended June 30, 2024 and consisted primarily of a net income of $1.8 billion, adjusted for non-cash items. Non-cash adjustments primarily relate to gains recorded upon the Merger of $2.0 billion. Other non-cash adjustments include accretion on our debt discount and the non-cash portion of interest expense related to our debt of $2.1 million, stock-based compensation expense of $52.6 million, depreciation and amortization of $0.8 million and non-cash lease expense of $0.9 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, primarily related to an increase in prepaid expenses and other current assets of $3.4 million, excluding those related to INBRX-101 transferred to the Acquirer in the Merger, and an increase in other non-current assets of $3.6 million due to prepayments and additional deposits we made to our CRO partners during the period. Additionally, receivables increased by $0.6 million as related to revenue and other income earned under the Transition Services Agreement, while the operating lease liability decreased by $1.0 million as a result of lease payments made throughout the period. These uses of cash were offset by increases in accrued expenses and other current liabilities of $29.9 million and an increase in accounts payable of $21.5 million due to the timing of payments to our CRO and CDMO partners during the period, each of which excludes the liabilities related to INBRX-101 which were assumed by the Acquirer in the Merger.
Net cash used in operating activities was $82.2 million during the six months ended June 30, 2023 and consisted primarily of a net loss of $96.0 million, adjusted for non-cash items including accretion on our debt discount and the non-cash portion of interest expense related to our debt of $2.4 million, stock-based compensation expense of $11.9 million, depreciation and amortization of $0.6 million, and non-cash lease expense of $0.9 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, primarily related to an increase in prepaid expenses and other current assets of $4.1 million, offset in part by increases in accrued expenses and other current liabilities of $2.3 million and accounts payable of $0.8 million, primarily due to the timing of payments to our CRO and CDMO partners during the period. Additionally, the operating lease liability decreased by $0.9 million as a result of lease payments made throughout the period.
Investing Activities
Net cash used in investing activities was $2.3 million and $0.3 million during the six months ended June 30, 2024 and June 30, 2023, respectively, and was related to capital purchases of software and laboratory equipment.
Financing Activities
Net cash provided by financing activities was $71.7 million and $1.2 million during the six months ended June 30, 2024 and June 30, 2023, respectively, which consisted of proceeds upon the exercise of stock options.
Critical Accounting Estimates and Policies
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in estimates are reflected in reported results for the period in which they become known. Actual results could differ significantly from the estimates made by our management.
There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in the Exhibit 99.1 to the Form 10.
Emerging Growth Company
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in 2012. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, presenting only two years of audited financial statements, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation, and an exemption from the requirements to obtain a non-binding advisory vote on executive compensation or golden parachute arrangements.
In addition, an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this provision of the JOBS Act. As a result, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies. Therefore, our consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.
Smaller Reporting Company Status
Additionally, we are a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation.
We will remain a smaller reporting company as long as either: (i) the market value of our common shares held by non-affiliates is less than $250 million as of the last business day of our most recently completed second fiscal quarter; or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our common shares held by non-affiliates is less than $700 million as of the last business day of our most recently completed second fiscal quarter.
Recent Accounting Pronouncements
See Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of recent accounting pronouncements and their effect, if any, on us.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were designed and operating effectively at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Part II — Other Information
Item 1. Legal Proceedings.
Except as disclosed below, we are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.
On March 1, 2022, I-Mab Biopharma, or I-Mab, filed a lawsuit against the Former Parent and Brendan Eckelman, the Company’s co-founder and Chief Scientific Officer, in the United States District Court for the District of Delaware, C.A. No. 22-00276-CJB, asserting claims for misappropriation of trade secrets related to Dr. Eckelman’s service as an expert witness for Tracon Pharmaceuticals, Inc., or Tracon, in Tracon’s arbitration against I-Mab. Briefing on motions for summary judgment was recently completed. As of the date of this Quarterly Report, a hearing date on the pending motions has not been set. Trial is currently scheduled to commence in late October 2024. I-Mab is seeking royalty damages and alternative damages in the form of unjust enrichment.
Item 1A. Risk Factors.
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors have not changed materially from those described in “Risk Factors” in Exhibit 99.1 of the Form 10. For a further discussion of risks that could materially affect our business, financial condition or results of operations, we refer you to our Registration Statement on Form S-1 (File No. 333-280127), which was filed with the SEC on June 11, 2024 and declared effective on June 18, 2024, or the S-1. In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors described in “Risk Factors” of the S-1.
The risks disclosed in the S-1 and information provided elsewhere in this Quarterly Report could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known or we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations. Except for such additional information and the risk factors set forth below, we believe there have been no other material changes in our risk factors from those disclosed in the S-1.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the quarter ended June 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
(a) Exhibits.

Exhibit No.	Description of Exhibit	Filed Herewith	Form	Incorporated By Reference File No.	Date Filed
2.1^	Agreement and Plan of Merger, dated January 22, 2024, by and among Inhibrx, Inc., Aventis, Inc. and Art Acquisition Sub, Inc.		8-K	001-39452	1/23/2024
2.2^	Separation and Distribution Agreement, dated January 22, 2024, by and among Inhibrx, Inc., Ibex SpinCo, Inc. and Aventis Inc.		8-K	001-39452	1/23/2024
3.1	Amended & Restated Certificate of Incorporation of Inhibrx Biosciences, Inc.		8-K	001-42031	5/30/2024
3.2	Amended & Restated Bylaws of Inhibrx Biosciences, Inc.		8-K	001-42031	5/30/2024
4.1	Form of Warrant to Purchase Stock.		10	001-42031	4/25/2024
10.1^	Transition Services Agreement, dated as of May 29, 2024, by and between Inhibrx Biosciences, Inc. and Inhibrx, Inc.		8-K	001-42031	5/30/2024
10.2	Form of Indemnification Agreement.		10	001-42031	4/25/2024
10.3^	Registration Rights Agreement, dated as of May 29, 2024, by and among Inhibrx Biosciences, Inc. and the parties thereto.		8-K	001-42031	5/30/2024
10.4+	Executive Employment Agreement, effective as of May 30, 2024, by and between Inhibrx Biosciences, Inc. and Mark Lappe.		S-1	333-280127	6/11/2024
10.5+	Executive Employment Agreement, effective as of May 30, 2024, by and between Inhibrx Biosciences, Inc. and Brendan Eckelman, Ph.D.		S-1	333-280127	6/11/2024
10.6+	Executive Employment Agreement, effective as of May 30, 2024, by and between Inhibrx Biosciences, Inc. and Kelly Deck.		S-1	333-280127	6/11/2024
10.7+	2024 Omnibus Incentive Plan.		S-8	333-279840	5/30/2024
10.8+	Form of Stock Option Grant Notice under the 2024 Omnibus Incentive Plan.		8-K	001-42031	5/30/2024
10.9+	Form of Restricted Stock Unit Agreement under the 2024 Omnibus Incentive Plan.		S-8	333-279840	5/30/2024
10.10†	License Agreement, dated December 20, 2018, by and between Inhibrx, Inc. and bluebird bio, Inc.		S-1	333-231907	6/3/2019
10.11†	Option and License Agreement, dated June 9, 2020, by and between Inhibrx, Inc. and bluebird bio, Inc.		S-1	333-240135	7/28/2020
10.12†	License Agreement, dated July 1, 2013, by and between INBRX 103, LLC and Celgene Corporation.		S-1	333-231907	6/3/2019
10.13	Amendment to License Agreement, dated November 23, 2018, by and among Inhibrx, Inc., INBRX 103, LLC and Celgene Corporation.		S-1	333-231907	6/3/2019
10.14+	Nonemployee Director Compensation Policy.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	X
^     Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits or schedules upon request. Pursuant to Item 601(a)(6) of Regulation S-K, certain information from this exhibit have been redacted as their disclosure would constitute a clearly unwarranted invasion of personal privacy.
†    Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted by means of marking such portions with asterisks as the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
*    This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
+    Management compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INHIBRX BIOSCIENCES, INC.

Date: August 13, 2024	/s/ Mark P. Lappe
Mark P. Lappe
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 13, 2024	/s/ Kelly D. Deck
Kelly D. Deck, C.P.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)