Form 10-Q
period 2024-09-30
Inhibrx Biosciences, Inc.
filed 2024-11-14
CIK 2007919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act.           ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No ☒
As of November 8, 2024, the registrant had 14,475,904 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Quarterly Report, contains express and implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Except as otherwise indicated by the context, references in this Quarterly Report to “we,” “us” and “our” are to the consolidated business of Inhibrx Biosciences, Inc., or the Company, or Inhibrx Biosciences. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “design,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the design, initiation, timing, progress, results and costs of our research and development programs as well as our preclinical studies and clinical trials;
•our ability to advance therapeutic candidates into, and successfully complete, clinical trials;
•our interpretation of initial, interim or preliminary data from our clinical trials, including interpretations regarding disease control and disease response;
•the potential benefits of regulatory designations;
•the timing or likelihood of regulatory filings and approvals;
•the safety and therapeutic benefits of our therapeutic candidates;
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
•future results of operations and financial position and our estimates regarding expenses, capital requirements and needs for additional financing;
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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the section entitled “Risk Factors” in Exhibit 99.1 to our Registration Statement on Form 10, as amended (File No. 001-42031), which was filed with the Securities and Exchange Commission, or the SEC, and declared effective by the SEC on May 24, 2024, or the Form 10. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In addition, statements that “we believe” and similar statements reflect our current beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
You should read this Quarterly Report and the documents that we file with the SEC with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
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

Part I — Financial Information
Item 1. Financial Statements.
Inhibrx Biosciences, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data and par value)
(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$196,332	$277,924
Accounts receivable	455	778
Receivables from related parties	672	—
Prepaid expenses and other current assets	9,987	16,656
Total current assets	207,446	295,358
Property and equipment, net	6,879	6,419
Operating right-of-use asset	1,525	2,952
Other non-current assets	6,712	3,164
Total assets	$222,562	$307,893
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,370	$10,954
Accrued expenses	29,890	43,295
Current portion of operating lease liability	1,835	2,063
Total current liabilities	44,095	56,312
Long-term debt, including final payment fee	—	206,968
Non-current portion of operating lease liability	—	1,110
Total liabilities	44,095	264,390
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 15,000,000 shares authorized as of September 30, 2024 and December 31, 2023; no shares issued or outstanding as of September 30, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 14,475,904 and 47,369,511 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	1	5
Additional paid-in-capital	236,733	657,232
Accumulated deficit	(58,267)	(613,734)
Total stockholders’ equity	178,467	43,503
Total liabilities and stockholders’ equity	$222,562	$307,893
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx Biosciences, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Revenue:
License fee revenue	$—	$119	$100	$166
Total revenue	—	119	100	166
Operating expenses:
Research and development	38,893	38,057	170,376	109,549
General and administrative	7,904	7,889	111,244	21,549
Total operating expenses	46,797	45,946	281,620	131,098
Loss from operations	(46,797)	(45,827)	(281,520)	(130,932)
Other income (expense):
Gain related to transaction with Acquirer	—	—	2,021,498	—
Interest expense	—	(8,149)	(13,491)	(23,617)
Interest income	2,892	2,324	8,937	7,221
Other income (expense), net	41	(135)	15	(422)
Total other income (expense)	2,933	(5,960)	2,016,959	(16,818)
Income (loss) before income tax expense	(43,864)	(51,787)	1,735,439	(147,750)
Provision for income taxes	—	2	2	7
Net income (loss)	$(43,864)	$(51,789)	$1,735,437	$(147,757)
Earnings (loss) per share
Basic	$(2.84)	$(4.39)	$119.04	$(13.19)
Diluted	$(2.84)	$(4.39)	$117.09	$(13.19)
Shares used in computing earnings (loss) per share
Basic	15,468	11,788	14,578	11,201
Diluted	15,468	11,788	14,821	11,201
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx Biosciences, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2023	47,369	$5	$657,232	$(613,734)	$43,503
Stock-based compensation expense	—	—	6,397	—	6,397
Issuance of shares upon exercise of stock options	1,865	—	40,378	—	40,378
Net loss	—	—	—	(78,710)	(78,710)
Balance as of March 31, 2024	49,234	$5	$704,007	$(692,444)	$11,568
Stock-based compensation expense	—	—	46,174	—	46,174
Issuance of shares upon exercise of stock options	1,584	—	31,300	—	31,300
Issuance of shares upon exercise of warrants	2,746	—	—	—	—
Acquisition of Former Parent’s common stock, stock options, and warrants by the Acquirer	(53,564)	(5)	(563,754)	(1,179,970)	(1,743,729)
Issuance of shares in Distribution	14,476	1	16,041	—	16,042
Net income	—	—	—	1,858,011	1,858,011
Balance as of June 30, 2024	14,476	$1	$233,768	$(14,403)	$219,366
Stock-based compensation expense	—	—	2,965	—	2,965
Net loss	—	—	—	(43,864)	(43,864)
Balance as of September 30, 2024	14,476	$1	$236,733	$(58,267)	$178,467

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2022	43,564	$4	$430,426	$(372,373)	$58,057
Stock-based compensation expense	—	—	5,636	—	5,636
Issuance of shares upon exercise of stock options	31	—	356	—	356
Net loss	—	—	—	(48,916)	(48,916)
Balance as of March 31, 2023	43,595	$4	$436,418	$(421,289)	$15,133
Stock-based compensation expense	—	—	6,253	—	6,253
Issuance of shares upon exercise of stock options	72	—	854	—	854
Net loss	—	—	—	(47,052)	(47,052)
Balance as of June 30, 2023	43,667	$4	$443,525	$(468,341)	$(24,812)
Stock-based compensation expense	—	—	6,530	—	6,530
Issuance of shares upon exercise of stock options	2	—	21	—	21
Issuance of common stock and pre-funded warrants in private placement, net of issuance costs	3,621	1	199,644	—	199,645
Net loss	—	—	—	(51,789)	(51,789)
Balance as of September 30, 2023	47,290	$5	$649,720	$(520,130)	$129,595
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$1,735,437	$(147,757)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,596	893
Accretion of debt discount and non-cash interest expense	2,065	3,652
Stock-based compensation expense	55,536	18,419
Non-cash lease expense	1,427	1,309
Loss on disposal of fixed assets	12	3
Non-cash gain on transaction with Acquirer	(1,998,809)	—
Changes in operating assets and liabilities:
Accounts receivable	323	(88)
Receivables from related parties	(672)	14
Prepaid expenses and other current assets	377	(19,268)
Other non-current assets	(3,548)	—
Accounts payable	21,022	(801)
Accrued expenses	35,883	8,678
Operating lease liability	(1,338)	(1,376)
Deferred revenue, current portion	—	(166)
Net cash used in operating activities	(150,689)	(136,488)
Cash flows from investing activities
Purchase of fixed assets	(2,581)	(1,151)
Net cash used in investing activities	(2,581)	(1,151)
Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants in private placement	—	200,000
Issuance costs associated with issuance of common stock and pre-funded warrants in private placement	—	(130)
Proceeds from the exercise of stock options	71,678	1,231
Net cash provided by financing activities	71,678	201,101
Net increase (decrease) in cash and cash equivalents	(81,592)	63,462
Cash and cash equivalents at beginning of period	277,924	273,865
Cash and cash equivalents at end of period	$196,332	$337,327
Supplemental schedule of non-cash investing and financing activities
Payable for purchase of fixed assets	$6	$108
Issuance costs associated with the issuance of common stock and pre-funded warrants in private placement in accounts payable	$—	$225

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, related to an interim report on Form 10-Q. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.
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
Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2023, which are included in Exhibit 99.1 to our Registration Statement on Form 10, as amended (File No. 001-42031), which was filed with and declared effective by the SEC on May 24, 2024, or the Form 10.
Separation and Distribution
In January 2024, Inhibrx, Inc., or the Former Parent, announced its intent, as approved by its board of directors, to effect the spin-off of INBRX-101, an optimized, recombinant alpha-1 antitrypsin, or AAT, augmentation therapy in a registrational trial for the treatment of patients with alpha-1 antitrypsin deficiency. The Former Parent and the Company signed an Agreement and Plan of Merger, dated as of January 22, 2024, or the Merger Agreement, with Aventis Inc., a Pennsylvania corporation, or the Acquirer, and a wholly-owned subsidiary of Sanofi S.A., or Sanofi, and Art Acquisition Sub, Inc., a Delaware corporation, or the Merger Sub, and a wholly-owned subsidiary of Acquirer, along with a Separation and Distribution Agreement, dated as of January 22, 2024, by and among the Former Parent, the Company and Acquirer. The Merger Agreement provided for the acquisition by Acquirer of the Former Parent, or the Merger, to be accomplished through the merger of Merger Sub with and into the Former Parent with the Former Parent continuing as the surviving entity.
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
In connection with the foregoing transactions, each Former Parent stockholder received: (i) $30.00 per share in cash, (ii) one contingent value right per share, representing the right to receive a contingent payment of $5.00 in cash upon the achievement of a regulatory milestone, and (iii) one SEC-registered, publicly listed, share of Inhibrx Biosciences for every four shares of the Former Parent’s common stock held. The Acquirer retained an equity interest in the Company of 8% upon the Distribution.
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
Notwithstanding the legal form of the spin-off, the Separation and Distribution is being treated as a reverse spin-off for financial accounting and reporting purposes in accordance with ASC 505-60, Spinoffs and Reverse Spinoffs because (i) a wholly-owned subsidiary of the Acquirer merged with and into the Former Parent immediately following the Distribution; (ii) no senior management of the Former Parent were retained by the Former Parent following the Distribution; and (iii) the size of the Company’s operations relative to the 101 Business. As a reverse spin-off, the Company considers Inhibrx Biosciences as the accounting spinnor of the Former Parent, and the accounting successor to the Former Parent. Therefore, for periods prior to the spin-off, the Company’s financial statements are the historical financial statements of the Former Parent. For such periods, descriptions of historical business activities are presented as if the spin-off had already occurred, and the Former Parent’s activities related to such assets and liabilities had been performed by the Company. In addition, for all periods prior to the spin-off, all outstanding shares referenced in these financial statements are those shares outstanding of the Former Parent at each respective date, unless otherwise indicated as adjusted for the distribution ratio. Following the spin-off, all outstanding shares referenced are those of the Company, which, as discussed above, were issued on a four-to-one ratio of the Former Parent’s outstanding shares.
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
The Company recorded a gain on the transaction of $2.0 billion during the nine months ended September 30, 2024, which consists of the following components (in thousands):

NINE MONTHS ENDED SEPTEMBER 30, 2024
Merger consideration for common stock, warrants, and stock options	$1,727,687
Book value of Amended 2020 Loans assumed by Acquirer	211,315
Book value of net assets and liabilities related to INBRX-101 assumed by Acquirer	14,496
Transaction costs paid by Acquirer	68,000
Total gain recognized	$2,021,498
The gain related to the Merger consideration payable to shareholders of $1.7 billion was recorded, net of consideration allocated to the shares issued to Acquirer, through a reduction to retained earnings of $1.2 billion, representing the amount of retained earnings available at the closing of the Merger, with the remaining amount of $563.8 million recorded through additional paid-in capital.

Liquidity
As of September 30, 2024, the Company had an accumulated deficit of $58.3 million and cash and cash equivalents of $196.3 million. From its inception and through September 30, 2024, the Company has devoted substantially all of its efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of its therapeutic candidates, pre-commercialization activities, organizing and staffing the Company, establishing its intellectual property portfolio and raising capital to support and expand these activities.
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
If the Company does raise additional capital through public or private equity or convertible debt offerings, the ownership interests of its existing stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that adversely affect its stockholders’ rights. If the Company raises capital through additional debt financings, it may be subject to covenants limiting or restricting its ability to take specific actions, such as incurring additional debt or making certain capital expenditures. To the extent that the Company raises additional capital through strategic licensing, collaboration or other similar agreements, it may have to relinquish valuable rights to its therapeutic candidates, future revenue streams or research programs at an earlier stage of development or on less favorable terms than it would otherwise choose, or to grant licenses on terms that may not be favorable to the Company. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure adequate additional funding, it will need to reevaluate its operating plan and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of its development programs, or relinquish rights to its technology on less favorable terms than it would otherwise choose. These actions could materially impact its business, financial condition, results of operations and prospects.
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
Concentrations of Credit Risk
Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits by the Federal Deposit Insurance Corporation, or the FDIC, of up to $250,000. The Company’s cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds can be used in operations. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial condition of the depository institutions in which those deposits are held.
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
During the nine months ended September 30, 2023, the Company’s investments in debt securities consisted of U.S. Treasury Bills, which were classified as Level 1 in the fair value hierarchy. Due to the short-term nature of these securities which were classified as cash equivalents, the amortized value approximated fair value and the Company did not remeasure these instruments at fair value. As of September 30, 2024 and December 31, 2023, the Company held no investments in debt securities. The Company’s long-term debt outstanding as of December 31, 2023 was classified as Level 2 in the fair value hierarchy. As of September 30, 2024 and December 31, 2023, the Company had no financial instruments measured at fair value on a recurring basis.
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

Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the same period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive common shares outstanding during the same period. The Company excludes common stock equivalents from the calculation of diluted net earnings (loss) per share when the effect is anti-dilutive.
The weighted average number of shares of common stock used in the basic and diluted net income (loss) per common stock calculations includes the weighted-average pre-funded warrants outstanding during the period as they are exercisable at any time for nominal cash consideration.
During the nine months ended September 30, 2024, outstanding shares during the period consist both of shares of the Former Parent and of the Company. For purposes of computing earnings (loss) per share only, for all periods presented in its condensed consolidated statements of operations, the Company adjusted all outstanding shares of the Former Parent, including potentially dilutive securities, by the four-to-one distribution ratio used in the Distribution.
In periods in which the Company has net income, the Company applies the treasury stock method to determine the dilutive effect of potentially dilutive securities. Potentially dilutive securities included in the diluted earnings per share are as follows (in thousands):

NINE MONTHS ENDED SEPTEMBER 30, 2024
Outstanding stock options	242
Warrants to purchase common stock	1
Total	243
In periods in which the Company has a net loss, basic loss per share and diluted loss per share are identical since the effect of potentially dilutive common shares is anti-dilutive and therefore excluded. Accordingly, for the three months ended September 30, 2024 and the three and nine months ended September 30, 2023, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
Potentially dilutive securities not included in the calculation of diluted loss per share are as follows (in thousands):

	AS OF SEPTEMBER 30,
	2024	2023
Outstanding stock options	910	1,667
Warrants to purchase common stock	—	12
Total	910	1,679
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure about specific expense categories in the notes to financial statements. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this accounting standard update on the Company’s consolidated financial statements and related disclosures.
2. OTHER FINANCIAL INFORMATION
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets were comprised of the following (in thousands):

	AS OF	AS OF
	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Clinical trials (1)	$4,435	$5,409
Clinical drug substance and product manufacturing (2)	3,055	9,888
Licenses	1,092	728
Outside research and development services (3)	657	265
Other	748	366
Prepaid expense and other current assets	$9,987	$16,656
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

Property and Equipment, Net
Property and equipment, net were comprised of the following (in thousands):

	AS OF	AS OF
	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Machinery and equipment	$9,740	$8,480
Furniture, fixtures, and other	556	540
Leasehold improvements	795	441
Computer software	3,857	53
Construction in process (1)	147	3,592
Total property and equipment	15,095	13,106
Less: accumulated depreciation and amortization	(8,216)	(6,687)
Property and equipment, net	$6,879	$6,419
(1) As of December 31, 2023, consists of renovations to the Company’s office space and software not yet placed in service.

Depreciation and amortization expense for the three and nine months ended September 30, 2024 and September 30, 2023 consisted of the following (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Research and development	$660	$261	$1,291	$740
General and administrative	100	43	305	153
Total depreciation and amortization expense	$760	$304	$1,596	$893
Accrued Expenses
Accrued expenses were comprised of the following (in thousands):

	AS OF	AS OF
	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Clinical trials (1)	$14,853	$9,224
Clinical drug substance and product manufacturing (2)	1,276	22,805
Other outside research and development (3)	5,054	1,129
Compensation-related	6,466	6,506
Professional fees	1,883	780
Interest expense	—	2,348
Other	358	503
Accrued expenses	$29,890	$43,295
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
The Company determined the Acquirer’s assumption and subsequent repayment of the outstanding debt constitutes an extinguishment of the debt as the Company has been legally released from being the primary obligor under the liability. The Company did not make any payment upon the extinguishment of the debt and did not incur any prepayment penalties. Upon the Acquirer’s assumption of the outstanding debt, the Company recorded a gain of $211.3 million, the net carrying amount of the Amended 2020 Loans upon extinguishment, within the gain related to transaction with Acquirer in its condensed consolidated statements of operations.
Interest Expense
Prior to the Separation, interest expense was calculated using the effective interest method and was inclusive of non-cash amortization of the debt discount and accretion of the final payment. During the nine months ended September 30, 2024, interest expense was $13.5 million, $2.1 million of which related to non-cash amortization of the debt discount and accretion of the final payment. During the three months ended September 30, 2023, interest expense was $8.1 million, $1.2 million of which related to non-cash amortization of the debt discount and accretion of the final payment. During the nine months ended September 30, 2023, interest expense was $23.6 million, $3.7 million of which related to non-cash amortization of the debt discount and accretion of the final payment. The Company did not incur any interest expense during the three months ended September 30, 2024.
4. STOCKHOLDERS’ EQUITY
Amended and Restated Certificate of Incorporation
On May 29, 2024, upon effecting the Separation, the Company’s certificate of incorporation was amended and restated to authorize 120,000,000 shares of common stock and 15,000,000 shares of preferred stock, each with a par value of $0.0001 per share.
Common Stock
Following the Distribution and as of May 29, 2024, the Company had 14,475,904 shares of common stock outstanding. The Company issued one SEC-registered, publicly listed, share of Inhibrx Biosciences for every four shares of the Former Parent’s common stock held, resulting in 13,316,140 shares of common stock issued to common stockholders of the Former Parent. Upon the Distribution, the Former Parent retained an equity interest in the Company of 8%, or 1,157,926 shares. The Company issued 1,838 shares of common stock to Oxford in connection with the Oxford Warrants (as defined below) in the Distribution.

Securities Purchase Agreement
In August 2023, the Company entered into a Securities Purchase Agreement, as amended, or the Purchase Agreement, with certain institutional and other accredited investors, or Purchasers, pursuant to which the Company sold and issued 3,621,314 shares of the Company’s common stock for $19.35 per share and, with respect to certain Purchasers, pre-funded warrants to purchase 6,714,636 shares of the Company’s common stock in a private placement transaction, or the Private Placement. The purchase price of the pre-funded warrants was $19.3499 per pre-funded warrant, with an exercise price of $0.0001 per share. The Company received gross proceeds of approximately $200.0 million from the Private Placement, before deducting $0.4 million of offering expenses payable by the Company. The pre-funded warrants were equity-classified and carried at the instruments’ fair value upon issuance. The pre-funded warrants were exercisable upon issuance pursuant to certain beneficial ownership limitations as defined in the Purchase Agreement and will expire when exercised in full. During the second quarter of 2024, certain Purchasers exercised 2,747,245 pre-funded warrants on a cashless basis for a net of 2,746,454 shares of the Former Parent’s common stock.
In connection with the execution of the Merger Agreement, the Former Parent entered into an Agreement Relating to the Pre-Funded Warrant to Purchase Common Stock and Securities Purchase Agreement, dated as of January 22, 2024, by and between the Former Parent and each holder of the pre-funded warrants purchased in the Private Placement so that on the date of the Distribution, any remaining pre-funded warrants of the Former Parent not already exercised to purchase the Former Parent’s common stock became exercisable for an equivalent number of shares of the Company’s common stock at an exercise price of $0.0001 per share, pursuant to certain beneficial ownership limitations. The Company has evaluated the amendment and accounted for this as a modification to the original Purchase Agreement.
As part of the Separation and Distribution, each holder of outstanding pre-funded warrants received (i) $30.00 per pre-funded warrant in cash, less the applicable exercise price per share, (ii) one contingent value right per share, representing the right to receive a contingent payment of $5.00 in cash upon the achievement of a regulatory milestone, and (iii) one pre-funded warrant of Inhibrx Biosciences for every four of the Former Parent’s pre-funded warrants held. Following the Separation and Distribution and as of September 30, 2024, pre-funded warrants to purchase 991,849 shares of the Company’s common stock are outstanding at an exercise price of $0.0001 per share. The pre-funded warrants are exercisable upon issuance pursuant to certain beneficial ownership limitations as defined in the Purchase Agreement, as amended, and will expire when exercised in full.
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
As of September 30, 2024, no Oxford Warrants were outstanding.

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance as of September 30, 2024 for the Company and December 31, 2023 for the Former Parent consisted of the following (in thousands):

	AS OF	AS OF
	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Options to purchase common stock issued and outstanding	3,641	6,494
Shares available for future equity grants	359	533
Pre-funded warrants issued and outstanding	992	6,715
Warrants issued and outstanding	—	47
Total common stock reserved for future issuance	4,992	13,789
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
A summary of the Company’s stock option activity under its 2017 Plan for the nine months ended September 30, 2024 is as follows (in thousands, except for per share data and years):

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2023	6,494	$23.22
Exercised	(3,449)	$21.11
Forfeited	(9)	$32.03
Settled in connection with the Merger	(2,884)	$24.75
Canceled in connection with the Merger	(152)	$41.56
Outstanding as of September 30, 2024	—
Vested and exercisable as of September 30, 2024	—
The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2024 and September 30, 2023 was $65.3 million and $1.3 million, respectively. Aggregate intrinsic value of stock options exercised and outstanding was calculated using the fair value of common stock on the date of exercise and the fair value of common stock as of September 30, 2024, respectively. The total fair value of stock options vested during the nine months ended September 30, 2024 and September 30, 2023 was $42.5 million and $19.0 million, respectively. Following the Merger and as of May 30, 2024, no stock options remained outstanding under the 2017 Plan.
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
Stock-Based Compensation Expense
The weighted-average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option pricing model, as well as the resulting weighted-average fair value, for the nine months ended September 30, 2023 were as follows:

NINE MONTHS ENDED SEPTEMBER 30, 2023
Risk-free interest rate	3.76%
Expected volatility	84.33%
Expected dividend yield	—%
Expected term (in years)	6.08
Weighted average fair value	$16.89
The Company did not grant any stock options under the 2017 Plan during the nine months ended September 30, 2024.
Stock-based compensation expense for stock options under the 2017 Plan consisted of the following (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Research and development	$—	$4,326	$32,809	$12,420
General and administrative	—	2,204	18,725	5,999
Total stock-based compensation expense	$—	$6,530	$51,534	$18,419
As of September 30, 2024, the Company had no remaining unrecognized stock-based compensation expense related to its stock options under the 2017 Plan following the termination of the plan subsequent to the Merger.
2024 Plan
In connection with the Separation, the Company adopted the 2024 Omnibus Incentive Plan, or the 2024 Plan, which provides for the issuance of incentive stock options, restricted and unrestricted stock awards, and other stock-based awards. As of September 30, 2024, an aggregate of 4.0 million shares of common stock were authorized for issuance under the 2024 Plan, of which 0.4 million remained available for issuance.
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

A summary of the Company’s stock option activity under its 2024 Plan for the nine months ended September 30, 2024 is as follows (in thousands, except for per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	—
Granted	3,671	$15.85
Forfeited	(30)	$15.86
Outstanding as of September 30, 2024	3,641	$15.85	9.7	$54
Vested and exercisable as of September 30, 2024	—
No stock options were exercised or vested during the nine months ended September 30, 2024. The Company expects all outstanding stock options to vest. There was no activity under the 2024 Plan during the nine months ended September 30, 2023.
Stock-Based Compensation Expense
The weighted-average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option pricing model, as well as the resulting weighted-average fair value, for the nine months ended September 30, 2024 were as follows:

NINE MONTHS ENDED SEPTEMBER 30, 2024
Risk-free interest rate	4.56%
Expected volatility	86.32%
Expected dividend yield	—%
Expected term (in years)	6.06
Weighted average fair value	$11.89
Stock-based compensation expense for stock options under the 2024 Plan consisted of the following (in thousands):

	THREE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2024
Research and development	$1,717	$2,320
General and administrative	1,248	1,682
Total stock-based compensation expense	$2,965	$4,002
There was no expense incurred under the 2024 Plan during the three or nine months ended September 30, 2023.
As of September 30, 2024, the Company had $39.3 million of total unrecognized stock-based compensation expense related to its stock options, which is expected to be recognized over a weighted-average period of 3.6 years.

6. LICENSE REVENUES
The following table summarizes the total revenue recorded in the Company’s condensed consolidated statements of operations (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
License fee revenue
Regeneron Pharmaceuticals, Inc.	$—	$—	$100	$—
Other	—	119	—	166
Total license fee revenue	$—	$119	$100	$166
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
During the nine months ended September 30, 2024, the Company recognized $0.1 million of revenue related to this agreement. The Company did not recognize any revenue under this agreement during the three months ended September 30, 2024 or the three and nine months ended September 30, 2023.
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
Transition Services Agreement
In connection with the Separation, the Company also entered into the Transition Services Agreement with the Former Parent under which the Company or one of its affiliates provide the Former Parent or other Sanofi entities with certain transition services for a limited time to ensure an orderly transition following the Separation. The services that the Company agreed to provide to the Former Parent or other Sanofi entities under the Transition Services Agreement include certain finance and accounting, including payroll, tax, and procurement, information technology, legal and intellectual property, clinical study support, technical operations, regulatory, quality assurance, commercial and medical affairs, and other services. The Former Parent pays the Company for any such services received by the Former Parent or other Sanofi entities, as applicable, at agreed amounts as set forth in the Transition Services Agreement.
During the three and nine months ended September 30, 2024, the Company billed the Former Parent for $0.1 million and $0.2 million, respectively, for services performed under the Transition Services Agreement. The Company recognized this amount as other income. The Company has received $0.1 million, and the remaining balance of $0.1 million is recorded as receivables from related parties in the Company’s condensed consolidated balance sheets as of September 30, 2024.
Additionally, the Transition Services Agreement requires the Former Parent to reimburse the Company for certain severance payments made by the Company to certain Company employees whose employment was terminated as a result of the Merger. During the three and nine months ended September 30, 2024, the Company billed the Former Parent for $1.0 million of severance payments to former employees. The Company has received $0.4 million, and the remaining balance of $0.6 million is recorded as receivables from related parties in the Company’s condensed consolidated balance sheets as of September 30, 2024.
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

The operating right-of-use asset and operating lease liability as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	AS OF	AS OF
	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Operating right-of-use asset	$1,525	$2,952

Operating lease liability
Current	$1,835	$2,063
Non-current	—	$1,110
Total operating lease liability	$1,835	$3,173
During each of the three months ended September 30, 2024 and September 30, 2023, the Company recognized operating lease expense of $0.9 million. During the nine months ended September 30, 2024 and September 30, 2023, the Company recognized operating lease expense of $2.5 million and $2.6 million, respectively. During the three months ended September 30, 2024 and September 30, 2023, the Company paid $0.4 million and $0.5 million in cash for amounts included in the measurement of the operating lease liability, respectively. During the nine months ended September 30, 2024 and September 30, 2023, the Company paid $1.5 million and $1.6 million in cash for amounts included in the measurement of the operating lease liability, respectively.
As of September 30, 2024 and December 31, 2023, the Company’s operating lease had a remaining term of 0.8 years and 1.5 years, respectively. The Company discounts its lease payments using its incremental borrowing rate as of the commencement of the lease. The Company determined a weighted-average discount rate of 8.2% as of September 30, 2024 and December 31, 2023.
Future minimum rental commitments for the Company’s operating leases reconciled to the operating lease liability are as follows (in thousands):

AS OF
SEPTEMBER 30, 2024
2024 (three months)	755
2025	1,137
Thereafter	—
Total future minimum lease payments	$1,892
Less: imputed interest	(57)
Current portion of operating lease liability	1,835
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
I-Mab Biopharma Litigation
On March 1, 2022, I-Mab Biopharma filed a lawsuit against the Former Parent and Brendan Eckelman, the Company’s co-founder and Chief Scientific Officer, in the United States District Court for the District of Delaware, C.A. No. 22-00276-CJB, asserting claims for misappropriation of trade secrets related to Dr. Eckelman’s service as an expert witness for Tracon Pharmaceuticals, Inc., or Tracon, in Tracon’s arbitration against I-Mab Biopharma. I-Mab Biopharma sought royalty damages and alternative damages in the form of unjust enrichment.

As of September 30, 2024, the Company did not expect an adverse outcome in the trial scheduled for October 2024, or any damages to be awarded, and thus has not recorded a liability on its books as of September 30, 2024. See Note 10 for further discussion of the trial subsequent to the period.
10. SUBSEQUENT EVENTS
I-Mab Biopharma Litigation
On November 4, 2024, the Company announced a legal victory in the trade secrets case discussed in Note 9 brought by I-Mab Biopharma in the United States District Court for the District of Delaware. The jury found in favor of the Company, rejecting all allegations of misappropriation before it. I-Mab Biopharma had initiated the lawsuit on March 1, 2022, alleging that the Company and its Chief Scientific Officer, Brendan Eckelman, Ph.D., improperly accessed and used proprietary information related to several of I-Mab Biopharma’s research projects during a prior arbitration proceeding involving I-Mab Biopharma, for which Dr. Eckelman served as an expert witness. However, the jury found no basis for these claims in finding in favor of the Company, and thus the Company is not liable for any damages in this matter. Certain matters remain before the Court.
Operating Lease
On November 12, 2024, the Company entered into a three-year lease agreement for its sole location in La Jolla, California, which the Company currently occupies under two existing lease agreements expiring June 30, 2025. The new lease term begins on July 1, 2025 and expires on June 30, 2028 with an option to extend the lease an additional three years. The lease contains an initial base rent of $0.2 million per month with 3% annual escalations, plus a percentage of taxes and operating expenses incurred by the lessor in connection with the ownership and management of the property, the latter of which is to be determined annually. In addition, the lease provides for a four-month rent abatement period of approximately $0.7 million. This abatement will be applied to the existing lease agreements beginning in the fourth quarter of 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report, and our audited consolidated financial statements and notes thereto as of and for the fiscal year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Form 10. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report contains forward-looking statements that involve risk and uncertainties, including those described in the section titled “Special Note Regarding Forward-Looking Statements.” As a result of many factors, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Separation from Former Parent
In January 2024, Inhibrx, Inc., or the Former Parent, announced its intent, as approved by its board of directors, to effect the spin-off of INBRX-101, an optimized, recombinant alpha-1 antitrypsin, or AAT, augmentation therapy in a registrational trial for the treatment of patients with alpha-1 antitrypsin deficiency. On May 29, 2024, the Former Parent completed a distribution to holders of its shares of common stock of 92% of the issued and outstanding shares of common stock of the Company, or the Distribution. On May 30, 2024, the Former Parent completed a series of internal restructuring transactions, or the Separation.
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

__________________
* Currently being investigated in chondrosarcoma, Ewing sarcoma, colorectal cancer, and certain other solid tumor types.
** Currently being investigated in patients with non-small cell lung cancer, or NSCLC, and head and neck squamous cell carcinoma, or HNSCC.

ozekibart (INBRX-109)
ozekibart (INBRX-109) is a tetravalent death receptor 5, or DR5, agonist currently being evaluated in patients diagnosed with difficult-to-treat cancers, such as chondrosarcoma, mesothelioma, colorectal cancer, Ewing sarcoma and pancreatic adenocarcinoma.

Chondrosarcoma
In June 2021, based on the initial Phase 1 data results, we initiated a registration-enabling Phase 2 trial for the treatment of unresectable or metastatic conventional chondrosarcoma for which the United States Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, granted orphan drug designation in November 2021 and August 2022, respectively. The primary endpoint for this Phase 2 trial is progression-free survival, or PFS. Data from the registration-enabling Phase 2 trial in unresectable or metastatic conventional chondrosarcoma is expected during the middle of 2025.
Ewing sarcoma and colorectal adenocarcinoma
On November 2, 2023, we announced preliminary efficacy and safety data from the Phase 1 trial of ozekibart (INBRX-109) in combination with Irinotecan, or IRI, and Temozolomide, or TMZ, for the treatment of advanced or metastatic, unresectable Ewing sarcoma. Overall, ozekibart (INBRX-109) in combination with IRI/TMZ was well tolerated from a safety perspective. Based on this preliminary data, the ongoing Phase 1/2 trial in the Ewing sarcoma cohort was expanded. We are also in the process of expanding the cohort for colorectal adenocarcinoma. The data from both of these cohorts is expected during the middle of 2025.
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
In Part 4 of the Phase 1/2 trial, we continue to enroll patients with NSCLC and HNSCC, both in combination with Keytruda. In one cohort, we are investigating NSCLC patients who all had previous checkpoint inhibitor exposure and have a PDL-1 tumor proportion score, or TPS, of greater than 50%. We have also expanded the HNSCC cohort, which is evaluating HNSCC patients who are CPI naive with a combined positive score, or CPS, of greater than one. Primary endpoints for these cohorts are objective response rate, or ORR, disease control rate, or DCR, duration of response, or DOR, and safety. In addition, a new cohort has been initiated in NSCLC to evaluate chemotherapy when used in conjunction with the INBRX-106 and Keytruda combination. The primary endpoint for this cohort is safety. We expect to have a more mature dataset on all three cohorts during the second half of 2025 and plan to provide an update at that time.
In June 2024, a seamless Phase 2/3 clinical trial was initiated for INBRX-106 in combination with Keytruda as a first-line treatment for patients with local advanced recurrent or metastatic head HNSCC. This trial recruits patients who have not received prior checkpoint inhibitors and whose tumors express a PDL-1 CPS equal to or greater than 20. We plan to enroll approximately 60 patients in the Phase 2 portion with a primary endpoint of ORR supported by secondary endpoints of DOR, PFS, and safety. We expect to announce initial data on Phase 2 during the second half of 2025. If positive, we anticipate this data will ungate the Phase 3 portion, where we expect approximately 350 patients will be randomized to INBRX-106 or placebo in combination with Keytruda. The co-primary endpoints for the Phase 3 portion of the study will be PFS and overall survival.
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
Internal research and development expenses consist of:
•salaries, benefits and other related costs, including non-cash stock-based compensation under the former Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan, or the 2017 Plan, and the 2024 Omnibus Incentive Plan, or the 2024 Plan, for personnel engaged in research and development functions;
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
•the ability to identify patients eligible for our clinical trials;
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
•the timing, receipt, and terms of any approvals from applicable regulatory authorities including the FDA and non-U.S. regulators;
•maintaining a continued acceptable safety profile of our therapeutic candidates following approval, if any;
•significant and changing government regulation and regulatory guidance;
•the ability to attract and retain personnel;
•the impact of any business interruptions to our operations or to those of the third parties with whom we work;
•the uncertainties related to potential economic downturn, inflation, interest rates, geopolitical events and widespread health events on capital and financial markets, the supply chain and our expenses; and
•the extent to which we establish additional strategic collaborations or other arrangements.
General and Administrative
General and administrative, or G&A, expenses consist primarily of:
•salaries, benefits and other related costs, including non-cash stock-based compensation under the former 2017 Plan and 2024 Plan, for personnel engaged in G&A functions;
•expenses incurred in connection with accounting, audit, and tax services, legal services, including costs associated with obtaining and maintaining our patent portfolio, investor relations and consulting expenses under agreements with third parties, such as consultants and contractors;
•expenses incurred in connection with commercialization and business development activity; and
•facilities, depreciation and other expenses, which include direct and allocated expenses for depreciation and amortization, rent and maintenance of facilities, insurance and supplies.
We expect our G&A expenses will continue to increase in the future to support our continued research and development activities. We expect increased costs related to pre-commercialization and business development activities, including the hiring of additional personnel as we continue to build our commercial team in preparation for our future product launches. Additionally, we expect other professional service fees to increase, including but not limited to, patent-related costs for filing, prosecution and maintenance of our therapeutic candidates, and compliance costs, accounting, legal, regulatory and tax-related services, investor and public relations and additional personnel.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2024 and September 30, 2023
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2024	2023	($)	(%)
Revenue:
License fee revenue	$—	$119	$(119)	(100)%
Total revenue	—	119	(119)	(100)%
Operating expense:
Research and development	38,893	38,057	836	2%
General and administrative	7,904	7,889	15	—%
Total operating expense	46,797	45,946	851	2%
Loss from operations	(46,797)	(45,827)	(970)	2%
Other income (expense)
Interest expense	—	(8,149)	8,149	(100)%
Interest income	2,892	2,324	568	24%
Other income (expense), net	41	(135)	176	(130)%
Total other income (expense)	2,933	(5,960)	8,893	(149)%
Provision for income taxes	—	2	(2)	(100)%
Net loss	$(43,864)	$(51,789)	$7,925	(15)%
License Fee Revenue
License fee revenue during the three months ended September 30, 2023 was $0.1 million and consisted of revenue related to a former option agreement which was completed during 2023. We did not recognize any revenue during the three months ended September 30, 2024.
Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2024	2023	($)	(%)
External expenses:
Contract manufacturing	$10,417	$10,475	$(58)	(1)%
Clinical trials	11,691	8,906	2,785	31%
Other external research and development	2,836	2,878	(42)	(1)%
Internal expenses:
Personnel	10,010	12,498	(2,488)	(20)%
Equipment, depreciation, and facility	2,583	1,760	823	47%
Other internal research and development	1,356	1,540	(184)	(12)%
Total research and development expenses	$38,893	$38,057	$836	2%

Research and development expenses increased by $0.8 million from $38.1 million during the three months ended September 30, 2023 to $38.9 million during the three months ended September 30, 2024. The overall increase was primarily due to the following factors:
•clinical trial expense increased by $2.8 million, primarily due to the expansion of our ongoing registration-enabling Phase 2 trial for ozekibart (INBRX-109) for the treatment of unresectable or metastatic conventional chondrosarcoma and due to the expansion of our INBRX-106 Phase 1/2 trial and initiation of the Phase 2/3 trial for HNSCC, including expenses for in-house clinical trial support, offset in part by decreased expenses incurred following the termination of our INBRX-105 program, which we announced during the first quarter of 2024 and the spin-off of our INBRX-101 program, which occurred during the second quarter of 2024;
•personnel-related expense decreased by $2.5 million, which was primarily related to a decrease in stock compensation expense as a result of less stock options outstanding under the 2024 Plan following the termination of the 2017 Plan in connection with the Merger;
•facility and equipment-related expense increased by $0.8 million, which was attributable to expenses related to capitalized software placed in service during the current year; and
•other research and development expense decreased by $0.2 million, which was primarily attributable to a decrease in preclinical studies, offset in part by increases in clinical consulting services.
G&A Expense
G&A expenses remained consistent at $7.9 million during each of the three months ended September 30, 2024 and September 30, 2023. During the three months ended September 30, 2024, the composition of these expenses fluctuated primarily due to the following factors:
•personnel-related expenses decreased by $0.9 million, which was primarily related to a decrease in stock compensation expense as a result of less stock options outstanding under the 2024 Plan following the termination of the 2017 Plan in connection with the Merger;
•offset by professional services-related expenses related to legal and accounting services, which increased by $1.0 million, primarily attributable to intellectual property, other general corporate matters, and legal proceedings.
Other income (expense)
Interest expense. Interest expense was $8.1 million during the three months ended September 30, 2023, all of which related to interest incurred and the amortization of debt discounts related to the 2020 Loan Agreement with Oxford and subsequent amendments between November 2020 and October 2022, or collectively, the Amended 2020 Loan Agreement. We did not incur any interest during the three months ended September 30, 2024 following the closing of the Merger on May 30, 2024, the date upon which the Acquirer assumed our outstanding debt.
Interest income. During the three months ended September 30, 2024, we earned $2.9 million of interest income related to interest earned on our sweep and money market account balances. During the three months ended September 30, 2023, we earned $2.3 million of interest income, which consisted of $1.7 million of interest income related to interest earned on our sweep and money market account balances and $0.6 million of interest earned on our investments in U.S. Treasury Bills.

Comparison of the Nine Months Ended September 30, 2024 and September 30, 2023
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2024	2023	($)	(%)
Revenue:
License fee revenue	$100	$166	$(66)	(40)%
Total revenue	100	166	(66)	(40)%
Operating expense:
Research and development	170,376	109,549	60,827	56%
General and administrative	111,244	21,549	89,695	416%
Total operating expense	281,620	131,098	150,522	115%
Loss from operations	(281,520)	(130,932)	(150,588)	115%
Other income (expense)
Gain related to transaction with Acquirer	2,021,498	—	2,021,498	100%
Interest expense	(13,491)	(23,617)	10,126	(43)%
Interest income	8,937	7,221	1,716	24%
Other income (expense), net	15	(422)	437	(104)%
Total other income (expense)	2,016,959	(16,818)	2,033,777	(12,093)%
Provision for income taxes	2	7	(5)	(71)%
Net income (loss)	$1,735,437	$(147,757)	$1,883,194	(1,275)%
License Fee Revenue
License fee revenue during the nine months ended September 30, 2024 was $0.1 million and consisted of revenue related to our Regeneron Agreement, which we recognized following the grant of a six-month extension of the option term. License fee revenue during the nine months ended September 30, 2023 was $0.2 million and consisted of revenue related to a former option agreement which was completed during 2023.

Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2024	2023	($)	(%)
External expenses:
Contract manufacturing	$46,911	$25,821	$21,090	82%
Clinical trials	39,339	30,473	$8,866	29%
Other external research and development	9,439	7,489	1,950	26%
Internal expenses:
Personnel	62,454	35,895	26,559	74%
Equipment, depreciation, and facility	7,200	5,294	1,906	36%
Other internal research and development	5,033	4,577	456	10%
Total research and development expenses	$170,376	$109,549	$60,827	56%

Research and development expenses increased by $60.8 million from $109.5 million during the nine months ended September 30, 2023 to $170.4 million during the nine months ended September 30, 2024. The overall increase was primarily due to the following factors:
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
•clinical trial expense increased by $8.9 million, primarily due to the expansion of our ongoing registration-enabling Phase 2 trial for ozekibart (INBRX-109) for the treatment of unresectable or metastatic conventional chondrosarcoma and due to the expansion of our INBRX-106 Phase 1/2 trial and initiation of the Phase 2/3 trial for HNSCC, including expenses for in-house clinical trial support, as well as costs incurred for our registration-enabling Phase 2 trial for INBRX-101 for the treatment of emphysema due to AATD, prior to our spin-off of the INBRX-101 program during the period. These expenses were offset in part by reduced clinical expenses following the termination of our INBRX-105 program;
•personnel-related expense increased by $26.6 million, which was primarily related to $25.9 million in stock option expense recognized upon the acceleration of outstanding options in connection with the closing of the Merger;
•facility and equipment-related expense increased by $1.9 million, which was attributable to expenses related to capitalized software placed in service during the period; and
•other research and development expense increased by $2.4 million, which was primarily attributable to an increase in preclinical studies and clinical consulting services.
G&A Expense
G&A expenses increased by $89.7 million from $21.5 million during the nine months ended September 30, 2023 to $111.2 million during the nine months ended September 30, 2024. The overall increase during the nine months ended September 30, 2024, was primarily due to the following factors:

•expenses related to the Merger of $68.1 million, consisting of legal, advisory, and consulting services performed in connection to the transaction, and SEC filing fees in connection with filings related to the transaction;
•personnel-related expenses increased by $16.4 million, which was primarily related to $15.2 million in stock option expense recognized upon the acceleration of outstanding options in connection with the close of the Merger;
•professional services-related expenses related to legal services increased by $2.9 million, which was primarily attributable to intellectual property, other general corporate matters, and legal proceedings; and
•pre-commercialization expenses increased by $2.2 million, primarily related to increases in consulting services and scientific publications to support our commercial operations business intelligence strategies related to ozekibart (INBRX-109) and prior to the Merger, related to INBRX-101, in addition to a focus on patient advocacy and recruitment efforts, offset in part by a decrease in market research efforts following the disposition of INBRX-101.
Other Expense
Interest expense. Interest expense decreased by $10.1 million from $23.6 million during the nine months ended September 30, 2023 to $13.5 million during the nine months ended September 30, 2024, all of which relates to interest incurred and the amortization of debt discounts related to the Amended 2020 Loan Agreement. The decrease in interest expense is the result of the extinguishment of the Amended 2020 Loan Agreement in connection with the Merger. We did not incur any interest following the close of the Merger on May 30, 2024, the date upon which the Acquirer assumed our outstanding debt.
Interest income. During the nine months ended September 30, 2024, we earned $8.9 million of interest income related to interest earned on our sweep and money market account balances. During the nine months ended September 30, 2023, we earned $7.2 million of interest income, which consisted of $2.8 million of interest income related to interest earned on our sweep and money market account balances and $4.4 million of interest earned on our investments in U.S. Treasury Bills. The increase in interest income during the nine months ended September 30, 2024 is the result of higher cash and cash equivalent balances, coupled with rising interest rates, generating higher returns.
Gain related to transaction with Acquirer. During the nine months ended September 30, 2024, we earned $2.0 billion of other income, consisting of gains recorded in connection with the completion of the Merger. We recorded a gain of $1.7 billion related to Merger consideration for our outstanding common stock, warrants, and stock options, in addition to $211.3 million related to the extinguishment of our Amended 2020 Loan assumed by the Acquirer. In addition to the Acquirer assuming our outstanding debt, the Acquirer assumed outstanding assets and liabilities related to INBRX-101 upon the transaction, resulting in a gain of $14.5 million. The Acquirer also reimbursed us for or paid on our behalf $68.0 million of transaction costs related to the Merger, resulting in a gain. We do not expect future income or gains in connection with the Merger in future periods.
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
Future Funding Requirements
Since our inception, we have devoted substantially all of our efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of our therapeutic candidates, pre-commercialization activities, organizing and staffing the Company, establishing our intellectual property portfolio, and raising capital to support and expand these activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. Our net income or losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities, as well as the timing of other corporate transactions. During the nine months ended September 30, 2024, we had net income of $1.7 billion following the closing of the Merger, and during the nine months ended September 30, 2023, our net loss was $147.8 million. As of September 30, 2024, we had an accumulated deficit of $58.3 million and cash and cash equivalents of $196.3 million.
Based upon our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months from the date of filing of this Form 10-Q. Our forecast of the period through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.
The process of conducting preclinical studies and testing therapeutic candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. We expect to continue to incur net losses for the foreseeable future until, if ever, we have an approved product and can successfully commercialize it. We expect our research and development expenses to increase as we continue our development of, and seek marketing approvals for, our therapeutic candidates (especially as we move more candidates into later stages of clinical development), and begin to commercialize any approved products, if ever. At this time, we are preparing to proceed with the commercialization of certain of our therapeutic candidates, if ever approved. As a result, we will incur significant pre-commercialization expenses in preparation for launch, the outcome of which is uncertain. Additionally, if approved, we will incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. We also expect additional general and administrative expenses as we hire additional personnel and incur increased accounting, audit, legal, regulatory and compliance, investor and public relations expense to support our continued expansion.
Until such time we, if ever, can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including strategic licensing and collaborations, strategic transactions, or other similar arrangements and transactions, and from time to time, we engage in discussions with potential acquirers regarding the disposition of one or more of our therapeutic candidates. If the Company does raise additional capital through public or private equity or convertible debt offerings, the ownership interests of its existing stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that adversely affect its stockholders’ rights. If the Company raises capital through additional debt financings, it may be subject to covenants limiting or restricting its ability to take specific actions, such as incurring additional debt or making certain capital expenditures. To the extent that the Company raises additional capital through strategic licensing, collaboration or other similar agreements, it may have to relinquish valuable rights to its therapeutic candidates, future revenue streams or research programs at an earlier stage of development or on less favorable terms than it would otherwise choose, or to grant licenses on terms that may not be favorable to the Company. However, there can be no assurance as to the availability or terms upon which such finances or capital might be available in the future. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plan and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, or relinquish rights to our intellectual property on less favorable terms than we would otherwise choose. These actions could materially impact our business, results of operations, financial condition, and prospects.
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
•our ability to successfully commercialize, including the costs and timing of manufacturing, any therapeutic candidates that receive marketing approval;
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
•the costs and timing of establishing or securing sales and marketing capabilities if any current or future therapeutic candidate is approved;
•the terms and timing of any strategic licensing, collaboration or other similar agreement that we have established or may establish;
•our ability to achieve market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved therapeutics;
•our ability to repay, refinance or restructure when payment is due any indebtedness we might incur, including in the event such indebtedness is accelerated;
•the valuation of our capital stock; and
•the continuing or future effects of a potential economic downturn, inflation, interest rates, geopolitical events, and widespread health events on capital and financial markets, the supply chain and our expenses.
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
We have two leases for our laboratory and office space, which expire in 2025, with an option to extend the leases for an additional five years. As of September 30, 2024, we had future minimum rental payments under these leases of $1.9 million, all of which are classified as current. For more information regarding these lease agreements, refer to Note 8 to the unaudited condensed consolidated financial statements.
We enter into contracts in the normal course of business with CROs related to our ongoing preclinical studies and clinical trials and with CDMOs for clinical supplies and manufacturing scale-up activities. These contracts are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $21.2 million in our condensed consolidated balance sheets for expenditures incurred by CROs and CDMOs as of September 30, 2024.

Cash Flow Summary
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023
Net cash used in operating activities	$(150,689)	$(136,488)
Net cash used in investing activities	(2,581)	(1,151)
Net cash provided by financing activities	71,678	201,101
Net increase (decrease) in cash and cash equivalents	$(81,592)	$63,462
Operating Activities
Net cash used in operating activities was $150.7 million during the nine months ended September 30, 2024 and consisted primarily of net income of $1.7 billion, adjusted for non-cash items. Non-cash adjustments primarily related to gains recorded upon the Merger of $2.0 billion. Other non-cash adjustments included accretion on our debt discount and the non-cash portion of interest expense related to our debt of $2.1 million, stock-based compensation expense, including expense related to the acceleration of options upon the Merger, of $55.5 million, depreciation and amortization of $1.6 million and non-cash lease expense of $1.4 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, primarily related to an increase in other non-current assets of $3.5 million due to prepayments and additional deposits we made to our CRO partners during the period. Additionally, the operating lease liability decreased by $1.3 million as a result of lease payments made throughout the period. These uses of cash were offset by increases in accrued expenses and other current liabilities of $35.9 million and an increase in accounts payable of $21.0 million due to the timing of payments to our CRO and CDMO partners during the period, each of which excludes the liabilities related to INBRX-101 which were assumed by the Acquirer in the Merger.
Net cash used in operating activities was $136.5 million during the nine months ended September 30, 2023 and consisted primarily of a net loss of $147.8 million, adjusted for non-cash items including accretion on our debt discount and the non-cash portion of interest expense related to our debt of $3.7 million, stock-based compensation expense of $18.4 million, depreciation and amortization of $0.9 million and non-cash lease expense of $1.3 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, primarily related to an increase in prepaid expenses and other current assets of $19.3 million due to the prepayment of raw materials to one of our CDMO partners during the third quarter of 2023 and a decrease in accounts payable of $0.8 million. This was offset in part by an increase in accrued expenses and other current liabilities of $8.7 million due to the timing of payments to our CRO and CDMO partners during the period. Additionally, the operating lease liability decreased by $1.4 million as a result of lease payments made throughout the period, while deferred revenue decreased by $0.2 million due to the recognition of revenue under a former option agreement upon declination of the option.
Investing Activities
Net cash used in investing activities was $2.6 million and $1.2 million during the nine months ended September 30, 2024 and September 30, 2023, respectively, and was related to capital purchases of software and laboratory equipment.
Financing Activities
Net cash provided by financing activities was $71.7 million during the nine months ended September 30, 2024, which consisted of proceeds upon the exercise of stock options. Net cash provided by financing activities was $201.1 million during the nine months ended September 30, 2023, which consisted primarily of gross proceeds of $200.0 million from the issuance of our common stock and pre-funded warrants to purchase shares of our common stock in a private placement transaction, offset in part by the payment of $0.1 million of issuance costs associated with this transaction. Additionally, we received approximately $1.2 million of proceeds upon the exercise of stock options.

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
There have been no material changes to our critical accounting policies and estimates from those disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 99.1 to the Form 10.
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
In addition, an emerging growth company can take advantage of an extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Smaller Reporting Company Status
Additionally, we are a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation.
We will remain a smaller reporting company as long as either: (i) the market value of the shares of our common stock held by non-affiliates is less than $250.0 million as of the last business day of our most recently completed second fiscal quarter; or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of the shares of our common stock held by non-affiliates is less than $700.0 million as of the last business day of our most recently completed second fiscal quarter.
Recent Accounting Pronouncements
See Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of recent accounting pronouncements and their effect, if any, on us.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II — Other Information
Item 1. Legal Proceedings.
Except as disclosed below, we are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors, and there can be no assurances that favorable outcomes will be obtained.
On November 4, 2024, the Company announced a legal victory in the trade secrets case brought by I-Mab Biopharma in the United States District Court for the District of Delaware. The jury found in favor of the Company, rejecting all allegations of misappropriation before it. I-Mab Biopharma had initiated the lawsuit on March 1, 2022, alleging that the Company and its Chief Scientific Officer, Brendan Eckelman, Ph.D., improperly accessed and used proprietary information related to several of I-Mab Biopharma’s research projects during a prior arbitration proceeding involving I-Mab Biopharma, for which Dr. Eckelman served as an expert witness. However, the jury found no basis for these claims in finding in favor of the Company. Certain matters remain before the Court.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the quarter ended September 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
(a) Exhibits.

Exhibit No.	Description of Exhibit	Filed Herewith	Form	Incorporated By Reference File No.	Date Filed
2.1^	Agreement and Plan of Merger, dated as of January 22, 2024, by and among Inhibrx, Inc., Aventis Inc., and Art Acquisition Sub, Inc.		8-K	001-39452	1/23/2024
2.2^	Separation and Distribution Agreement, dated as of January 22, 2024, by and among Inhibrx, Inc., Ibex SpinCo, Inc., and Aventis Inc.		8-K	001-39452	1/23/2024
3.1	Amended & Restated Certificate of Incorporation of Inhibrx Biosciences, Inc.		8-K	001-42031	5/30/2024
3.2	Amended & Restated Bylaws of Inhibrx Biosciences, Inc.		8-K	001-42031	5/30/2024
4.1	Form of Warrant to Purchase Stock		10	001-42031	4/25/2024
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	X
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
*    This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INHIBRX BIOSCIENCES, INC.

Date: November 14, 2024	/s/ Mark P. Lappe
Mark P. Lappe
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 14, 2024	/s/ Kelly D. Deck
Kelly D. Deck, C.P.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)