Form 10-Q
period 2025-03-31
Inhibrx Biosciences, Inc.
filed 2025-05-14
CIK 2007919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.               ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No ☒
As of May 9, 2025, the registrant had 14,475,904 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Quarterly Report, contains express and implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Except as otherwise indicated by the context, references in this Quarterly Report to “we,” “us” and “our” are to the consolidated business of Inhibrx Biosciences, Inc., or the Company, or Inhibrx. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “design,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors”of this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In addition, statements that “we believe” and similar statements reflect our current beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

Part I — Financial Information
Item 1. Financial Statements.
Inhibrx Biosciences, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data and par value)
(Unaudited)

	MARCH 31,	DECEMBER 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$216,520	$152,596
Accounts receivable	214	397
Receivables from related parties	—	23
Prepaid expenses and other current assets	6,652	7,382
Total current assets	223,386	160,398
Property and equipment, net	5,546	6,200
Operating right-of-use asset	6,904	7,338
Other non-current assets	6,803	6,831
Total assets	$242,639	$180,767
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,892	$9,245
Accrued expenses	32,774	29,890
Current portion of operating lease liability	1,973	1,595
Total current liabilities	43,639	40,730
Long-term debt, net	98,653	—
Non-current portion of operating lease liability	5,904	6,453
Total liabilities	148,196	47,183
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 15,000,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued or outstanding as of March 31, 2025 and December 31, 2024.	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 14,475,904 shares issued and outstanding as of March 31, 2025 and December 31, 2024.	1	1
Additional paid-in-capital	243,885	239,715
Accumulated deficit	(149,443)	(106,132)
Total stockholders’ equity	94,443	133,584
Total liabilities and stockholders’ equity	$242,639	$180,767
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx Biosciences, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Operating expenses:
Research and development	$36,877	$63,851
General and administrative	6,024	9,974
Total operating expenses	42,901	73,825
Loss from operations	(42,901)	(73,825)
Other income (expense):
Interest expense	(2,689)	(8,130)
Interest income	2,329	3,304
Other income (expense), net	(50)	(59)
Total other expense	(410)	(4,885)
Loss before income tax expense	(43,311)	(78,710)
Provision for income taxes	—	—
Net loss	$(43,311)	$(78,710)
Net loss per share, basic and diluted	$(2.80)	$(5.77)
Shares used in computing net loss per share, basic and diluted	15,468	13,639
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx Biosciences, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2024	14,476	$1	$239,715	$(106,132)	$133,584
Stock-based compensation expense	—	—	2,450	—	2,450
Issuance of warrants in connection with 2025 Loan Agreement	—	—	1,720	—	1,720
Net loss	—	—	—	(43,311)	(43,311)
Balance as of March 31, 2025	14,476	$1	$243,885	$(149,443)	$94,443

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2023	47,369	$5	$657,232	$(613,734)	$43,503
Stock-based compensation expense	—	—	6,397	—	6,397
Issuance of shares upon exercise of stock options	1,865	—	40,378	—	40,378
Net loss	—	—	—	(78,710)	(78,710)
Balance as of March 31, 2024	49,234	$5	$704,007	$(692,444)	$11,568
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Cash flows from operating activities
Net loss	$(43,311)	$(78,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	675	360
Accretion of debt discount and non-cash interest expense	533	1,242
Stock-based compensation expense	2,450	6,397
Non-cash lease expense	434	465
Changes in operating assets and liabilities:
Accounts receivable	183	—
Other receivables	—	(610)
Receivables from related parties	23	—
Prepaid expenses and other current assets	730	(2,361)
Other non-current assets	28	(1,422)
Accounts payable	(353)	4,050
Accrued expenses	2,884	8,034
Operating lease liability	(171)	(495)
Net cash used in operating activities	(35,895)	(63,050)
Cash flows from investing activities
Purchase of fixed assets	(21)	(1,119)
Net cash used in investing activities	(21)	(1,119)
Cash flows from financing activities
Proceeds from the issuance of debt	99,965	—
Payment of fees associated with debt	(125)	—
Proceeds from the exercise of stock options	—	38,728
Net cash provided by financing activities	99,840	38,728
Net increase (decrease) in cash and cash equivalents	63,924	(25,441)
Cash and cash equivalents at beginning of period	152,596	277,924
Cash and cash equivalents at end of period	$216,520	$252,483
Supplemental disclosure of cash flow information
Cash paid for interest	$1,299	$6,892
Cash paid for income taxes	$—	$—
Supplemental schedule of non-cash investing and financing activities
Fair value of warrants issued to lender in conjunction with 2025 Loan (as defined in Note 3)	$1,720	$—
Payable for purchase of fixed assets	$—	$307
Receivable for proceeds from the exercise of stock options	$—	$1,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx Biosciences, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Inhibrx Biosciences, Inc., or the Company, or Inhibrx, is a clinical-stage biopharmaceutical company with a pipeline of novel biologic therapeutic candidates, developed using its proprietary modular protein engineering platforms. The Company leverages its innovative protein engineering technologies and deep understanding of target biology to create therapeutic candidates with attributes and mechanisms it believes to be superior to current approaches and applicable to a range of challenging, validated targets with high potential.
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
Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2025.
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
Liquidity
As of March 31, 2025, the Company had an accumulated deficit of $149.4 million and cash and cash equivalents of $216.5 million. From its inception and through March 31, 2025, the Company has devoted substantially all of its efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of its therapeutic candidates, pre-commercialization activities, organizing and staffing the Company, establishing its intellectual property portfolio and raising capital to support and expand these activities.
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
Use of Estimates
The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The Company’s most significant estimates relate to evaluation of whether revenue recognition criteria have been met, accounting for development work and preclinical studies and clinical trials, determining the assumptions used in measuring stock-based compensation, the fair value of warrants, and the incremental borrowing rate estimated in relation to the Company’s operating lease. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. The Company’s actual results may differ from these estimates under different assumptions or conditions.
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
As of March 31, 2025 and December 31, 2024, the Company held $211.3 million and $149.0 million, respectively, of money market mutual funds or equivalents, which are classified as Level 1 in the fair value hierarchy. The Company’s long-term outstanding debt as of March 31, 2025, which approximates fair value, is classified as Level 2 in the fair value hierarchy.
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
Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the same period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common and common stock equivalents outstanding during the same period. The Company excludes common stock equivalents from the calculation of diluted net loss per share when the effect is anti-dilutive.
The weighted average number of shares of common stock used in the basic and diluted net income (loss) per common stock calculations includes the weighted-average pre-funded warrants outstanding during the period as they are exercisable at any time for nominal cash consideration.
During the three months ended March 31, 2024, outstanding shares during the period consist of shares of the Former Parent. For purposes of computing net loss per share only, for all periods presented in its condensed consolidated statements of operations, the Company adjusted all outstanding shares of the Former Parent, including potentially dilutive securities, by the four-to-one distribution ratio used in the Distribution.
In periods in which the Company has a net loss, basic loss per share and diluted loss per share are identical since the effect of potentially dilutive common shares is anti-dilutive and therefore excluded. Accordingly, for the three months ended March 31, 2025 and the three months ended March 31, 2024, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
Potentially dilutive securities not included in the calculation of diluted loss per share are as follows (in thousands):

	AS OF MARCH 31,
	2025	2024
Outstanding stock options	3,422	1,511
Warrants to purchase common stock	141	12
Total	3,563	1,523
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
The CODM uses net loss and the components of operating expense to assess the Company’s operating results and performance and make operating decisions regarding the allocation of resources to best support the long-term growth of the Company’s overall business.
The table below summarizes the significant segment expenses which are regularly reported to and reviewed by the CODM for the purposes of making decisions regarding the allocation of resources and are reconciled to consolidated net loss for the three months ended March 31, 2025 and March 31, 2024 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Segment net loss
Research and development expense
Clinical trials	$(13,265)	$(19,778)
Personnel	(9,326)	(13,238)
Contract manufacturing	(8,550)	(25,202)
Equipment, depreciation, and facility	(2,583)	(1,920)
Other research and development	(3,153)	(3,713)
Total research and development expense	(36,877)	(63,851)
General and administrative expense
Personnel	(3,777)	(5,004)
Other general and administrative	(2,247)	(4,970)
Total general and administrative expense	(6,024)	(9,974)
Other expense	(410)	(4,885)
Segment and consolidated net loss	$(43,311)	$(78,710)
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

2. OTHER FINANCIAL INFORMATION
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets were comprised of the following (in thousands):

	AS OF	AS OF
	MARCH 31, 2025	DECEMBER 31, 2024
Clinical drug substance and product manufacturing (1)	$1,889	$1,998
Software licenses	1,823	816
Clinical trials (2)	1,448	3,544
Outside research and development services (3)	1,223	642
Other	269	382
Prepaid expense and other current assets	$6,652	$7,382
(1) Relates primarily to the Company’s usage of third-party CDMOs for clinical and development efforts. See “Accrued Research and Development Clinical Trial Costs” in Note 1 for further discussion of the components of research and development.
(2) Relates primarily to the Company’s prepayments to third-party CROs for management of clinical trials and prepayments for drug supply to be used in combination with the Company’s therapeutics. See “Accrued Research and Development Clinical Trial Costs” in Note 1 for further discussion of the components of research and development.
(3) Relates to the Company’s usage of third-parties for other research and development efforts. See “Accrued Research and Development Clinical Trial Costs” in Note 1 for further discussion of the components of research and development.
Property and Equipment, Net
Property and equipment, net were comprised of the following (in thousands):

	AS OF	AS OF
	MARCH 31, 2025	DECEMBER 31, 2024
Machinery and equipment	$9,758	$9,758
Computer software	3,984	3,984
Leasehold improvements	795	795
Furniture, fixtures, and other	556	556
Construction in process	21	—
Total property and equipment	15,114	15,093
Less: accumulated depreciation and amortization	(9,568)	(8,893)
Property and equipment, net	$5,546	$6,200
Depreciation and amortization expense for the three and three months ended March 31, 2025 and March 31, 2024 consisted of the following (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Research and development	$588	$256
General and administrative	87	104
Total depreciation and amortization expense	$675	$360

Accrued Expenses
Accrued expenses were comprised of the following (in thousands):

	AS OF	AS OF
	MARCH 31, 2025	DECEMBER 31, 2024
Clinical trials (1)	$18,900	$14,796
Clinical drug substance and product manufacturing (2)	8,683	5,642
Compensation-related	2,718	7,726
Interest expense	857	—
Professional fees	614	629
Other outside research and development (3)	622	632
Other	380	465
Accrued expenses	$32,774	$29,890
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
Interest Expense
Prior to the Separation, interest expense was calculated using the effective interest method and was inclusive of non-cash amortization of the debt discount and accretion of the final payment. During the three months ended March 31, 2024, interest expense was $8.1 million, $1.2 million of which related to non-cash amortization of the debt discount and accretion of the final payment.
2025 Loan Agreement
On January 13, 2025, the Company entered into a Loan and Security Agreement, or the 2025 Loan Agreement, with Oxford, pursuant to which it received $100.0 million in gross proceeds. The 2025 Loan Agreement provides for an additional tranche of $50.0 million to be funded upon the Company's request and at the Oxford’s sole discretion.
The outstanding term loan will mature on January 1, 2030, or the Maturity Date, and bears interest at (1) 5.61% plus (2) the greater of (i) the 1-Month Term Secured Overnight Financing Right as published by the CME Group or (ii)

4.34%. The repayment schedule provides for interest-only payments through February 1, 2028, with principal payments beginning on March 1, 2028. The interest-only period is followed by 23 months of equal payments of principal plus interest. Upon the earliest to occur of (i) the Maturity Date, (ii) the acceleration of any term loan under the Term Loan Facility, or (iii) prepayment of any term loan under the Term Loan Facility, the Company will be required to make a final payment of 9.0% of the total principal amount. This final payment of $9.0 million will be accreted over the life of the 2025 Loan Agreement using the effective interest method. The Company has the option to prepay the outstanding balance of the term loan in full prior to the Maturity Date, subject to a prepayment fee ranging from 2.0% to 5.0%, depending on the timing of the prepayment.
As of March 31, 2025, the Company’s outstanding debt balance under the 2025 Loan Agreement consisted of the following (in thousands):

AS OF
MARCH 31, 2025
Term loan	$109,000
Less: debt discount	(10,347)
Long-term debt, including debt discount and final payment fee	$98,653
The Company’s interest-only period will continue through February 2028, with principal payments beginning in March 2028. Future principal payments and final fee payments will be made as follows (in thousands):

AS OF
MARCH 31, 2025
2028 (10 months)	$43,478
2029	52,174
Thereafter	13,348
Total future minimum payments	109,000
Less: unamortized debt discount	(10,347)
Total debt	$98,653
The Company’s obligations under the 2025 Loan Agreement are secured by a first priority perfected lien on, and security interest in, substantially all present and future assets of the Company, subject to certain exceptions. The 2025 Loan Agreement includes customary events of default, including instances of a material adverse change in the Company’s operations, that may require prepayment of the outstanding term loans. As of March 31, 2025 the Company is in compliance with all covenants under the 2025 Loan Agreement and has not received any notification or indication from Oxford of an intent to declare the loan due prior to maturity.
Concurrently with the debt issuance in January 2025, the Company issued to Oxford warrants to purchase shares of the Company’s common stock equal to 2.0% of the funded amount, or $2.0 million, or the 2025 Oxford Warrants. Upon issuance, the warrants were exercisable for 140,741 shares of common stock at an exercise price of $14.21 per share. The 2025 Oxford Warrants are immediately exercisable, and the exercise period will expire 10 years from the date of issuance. Upon issuance, the warrants were classified as equity and recorded at their fair value of $1.7 million as additional paid-in-capital and as a debt discount which will be accreted over the life of the 2025 Loan Agreement using the effective interest method. See Note 4 for further discussion of these warrants.
Interest Expense
Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount and accretion of the final payment at an effective interest rate of 12.9%. During the three months ended March 31, 2025, interest expense was $2.7 million, $0.5 million of which related to non-cash amortization of the debt discount and accretion of the final payment.

4. STOCKHOLDERS’ EQUITY
Amended and Restated Certificate of Incorporation
On May 29, 2024, upon effecting the Separation, the Company’s certificate of incorporation was amended and restated to authorize 120,000,000 shares of common stock and 15,000,000 shares of preferred stock, each with a par value of $0.0001 per share.
Common Stock
Following the Distribution and as of May 29, 2024, the Company had 14,475,904 shares of common stock outstanding. The Company issued one SEC-registered, publicly listed, share of Inhibrx for every four shares of the Former Parent’s common stock held, resulting in 13,316,140 shares of common stock issued to common stockholders of the Former Parent. Upon the Distribution, the Former Parent retained an equity interest in the Company of 8%, or 1,157,926 shares. The Company issued 1,838 shares of common stock to Oxford in connection with the 2020 Oxford Warrants (as defined below) in the Distribution.
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
As part of the Separation and Distribution, each holder of outstanding pre-funded warrants received (i) $30.00 per pre-funded warrant in cash, less the applicable exercise price per share, (ii) one contingent value right per share, representing the right to receive a contingent payment of $5.00 in cash upon the achievement of a regulatory milestone, and (iii) one pre-funded warrant of Inhibrx for every four of the Former Parent’s pre-funded warrants held. Following the Separation and Distribution, pre-funded warrants to purchase 991,849 shares of the Company’s common stock are outstanding at an exercise price of $0.0001 per share. The pre-funded warrants are exercisable upon issuance pursuant to certain beneficial ownership limitations as defined in the Purchase Agreement, as amended, and will expire when exercised in full.
Oxford Warrants
Amended 2020 Loan Agreement
In connection with the Amended 2020 Loan Agreement, the Company issued equity-classified warrants to Oxford, or the 2020 Oxford Warrants, in two tranches: (i) 7,354 warrants with an exercise price of $17.00, and (ii) 40,000 warrants with an exercise price of $45.00. As part of the Separation and Distribution, each holder of eligible outstanding warrants received (i) $30.00 per warrant in cash, less the applicable exercise price per share (ii) one contingent value right per share, representing the right to receive a contingent payment of $5.00 in cash upon the achievement of a regulatory milestone, and (iii) one SEC-registered, publicly listed, share of Inhibrx for every four of the Former Parent’s warrants held. All outstanding warrants with an exercise price which exceeded the total consideration of $35.00 were canceled upon the Merger for no consideration.

Following the Separation, no 2020 Oxford Warrants were outstanding.
2025 Loan Agreement
In connection with the 2025 Loan Agreement, the Company issued warrants to Oxford, or the 2025 Oxford Warrants. The Company issued warrants to purchase 140,741 shares of the Company’s common stock at an exercise price of $14.21 per share. The 2025 Oxford Warrants are exercisable upon issuance and will expire on January 13, 2035. The 2025 Oxford Warrants are equity-classified and carried at the instruments’ fair value upon classification into equity, with no subsequent remeasurements.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance as of March 31, 2025 for the Company and December 31, 2024 for the Former Parent consisted of the following (in thousands):

	AS OF	AS OF
	MARCH 31, 2025	DECEMBER 31, 2024
Options to purchase common stock issued and outstanding	3,422	3,660
Shares available for future equity grants	578	340
Pre-funded warrants issued and outstanding	992	992
Warrants issued and outstanding	141	—
Total common stock reserved for future issuance	5,133	4,992
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
The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2024 was $25.5 million. Aggregate intrinsic value of stock options exercised was calculated using the fair value of common stock on the date of exercise. The total fair value of stock options vested during the three months ended March 31, 2024 was $8.3 million. Following the Merger, there was no activity under the 2017 Plan and no stock options remained outstanding under the 2017 Plan.
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
Stock-Based Compensation Expense
The Company did not grant any stock options under the 2017 Plan during the three months ended March 31, 2025 or March 31, 2024.

Stock-based compensation expense for stock options under the 2017 Plan consisted of the following (in thousands):

THREE MONTHS ENDED MARCH 31, 2024
Research and development	$4,192
General and administrative	2,205
Total stock-based compensation expense	$6,397
No expense was recognized under the 2017 Plan during the three months ended March 31, 2025. As of March 31, 2025, the Company had no remaining unrecognized stock-based compensation expense related to its stock options under the 2017 Plan following the termination of the plan subsequent to the Merger.
2024 Plan
In connection with the Separation, the Company adopted the 2024 Omnibus Incentive Plan, or the 2024 Plan, which provides for the issuance of incentive stock options, restricted and unrestricted stock awards, and other stock-based awards. As of March 31, 2025, an aggregate of 4.0 million shares of common stock were authorized for issuance under the 2024 Plan, of which 0.6 million remained available for issuance.
Stock Option Activity
The Company recognizes compensation costs related to stock-based awards, including stock options, based on the estimated fair value of the awards on the date of grant. The Company grants stock options with an exercise price equal to the fair market value of the Company’s stock on the date of the option grant. The stock options are generally subject to four-year vesting with a one-year cliff, or one-year vesting. All options have a contractual term of 10 years.
A summary of the Company’s stock option activity under its 2024 Plan for the three months ended March 31, 2025 is as follows (in thousands, except for per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	3,660	$15.84
Granted	21	$14.03
Forfeited	(259)	$15.86
Outstanding as of March 31, 2025	3,422	$15.83	9.1	$13
Vested and exercisable as of March 31, 2025	50	$15.86	1.5	$—
No stock options were exercised during the three months ended March 31, 2025. The total fair value of stock options vested during the three months ended March 31, 2025 was $0.3 million. The Company expects all outstanding stock options to vest. Prior to the Merger, there was no activity under the 2024 Plan.
Stock-Based Compensation Expense
The weighted-average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option pricing model, as well as the resulting weighted-average fair value, for the three months ended March 31, 2025 were as follows:

THREE MONTHS ENDED MARCH 31, 2025
Risk-free interest rate	4.13%
Expected volatility	86.26%
Expected dividend yield	—%
Expected term (in years)	6.08
Weighted average fair value	$10.49
Stock-based compensation expense for stock options under the 2024 Plan consisted of the following (in thousands):

THREE MONTHS ENDED MARCH 31, 2025
Research and development	$1,256
General and administrative	1,194
Total stock-based compensation expense	$2,450
There was no expense incurred under the 2024 Plan during the three months ended March 31, 2024.
As of March 31, 2025, the Company had $30.9 million of total unrecognized stock-based compensation expense related to its stock options, which is expected to be recognized over a weighted-average period of 3.2 years.
6. LICENSE REVENUES
The Company did not earn any revenue during the three months ended March 31, 2025 or March 31, 2024.
License and Collaboration Agreements
Scithera License Agreement
On March 31, 2025, the Company entered into a License and Assignment Agreement, or the Scithera License Agreement, with Scithera, Inc., or Scithera, a newly formed biotechnology company that focuses on antibody-based molecules.
Pursuant to the Scithera License Agreement, the Company licensed to Scithera the right to use certain assets in the Company’s antibody library to research, develop, and commercialize antibody-based molecules to certain targets. Additionally, the Company assigned to Scithera its agreement with NorthStar Medical Technologies, LLC for the development of radiopharmaceuticals for the treatment of cancer. The Company also agreed to make available to Scithera certain research materials useful for identifying, generating, and developing antibodies from antibody libraries to enable Scithera’s use of the assets licensed under the Scithera License Agreement.
Contingent upon Scithera’s achievement of specified funding events, Scithera is required to pay the Company $1.3 million as a non-refundable payment. In addition, Scithera may make additional future milestone payments of up to an aggregate of $41.25 million upon the achievement of certain milestone events, and potential royalty payments on net sales in the low- to mid-single digits.
As of the effective date of the agreement, the Company identified one performance obligation, which was the transfer of licenses to Scithera for the specified assets and all related materials and know-how. As of March 31, 2025, the Company determined all consideration under the agreement is variable consideration associated with the achievement of specified funding events or development milestones, and as a result, has been fully constrained (excluded) from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates will be re-assessed at each reporting period.
The Company did not recognize any revenue under the Scithera License Agreement during the three months ended March 31, 2025.
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
During the three months ended March 31, 2025, the Company did not bill the Former Parent for any services performed under the Transition Services Agreement. During the three months ended March 31, 2025, the Company received payments of approximately $23,000 of previously billed services and as of March 31, 2025, has no remaining receivables from related parties under the agreement.
8. COMMITMENTS AND CONTINGENCIES
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
In November 2024, the Company entered into a new lease agreement for its existing facilities, or the 2024 Lease Agreement, for the period following the expiration of its two existing leases in June 2025 through June 2028, with an option to extend the lease an additional three years, which is not included in the right-of-use asset and lease liabilities. This agreement did not include any additional square footage. The 2024 Lease Agreement contains initial base rent of approximately $0.2 million per month with 3% annual escalations, plus a percentage of taxes and operating expenses incurred by the lessor in connection with the ownership and management of the property, the latter of which is to be determined annually. The 2024 Lease Agreement also provided for four months of base rent abatement of $0.2 million per month for the period of October 2024 through January 2025.

The Company determined the 2024 Lease Agreement contains a lease which should be accounted for as a single modified contract with its existing lease agreements. As a result, the Company remeasured the operating lease liability, resulting in an increase to its operating lease liability and right-of-use asset of $6.3 million as of the lease’s commencement date, which was determined to be the effective date of the 2024 Lease Agreement. The Company utilized an estimated incremental fully collateralized borrowing rate of 10.2% in its present value calculation as the 2024 Lease Agreement, which does not have a stated rate and did not have a readily determinable implicit rate. The estimated rate was determined using the rate of the 2025 Loan Agreement with Oxford entered into in January 2025.
The operating right-of-use asset and operating lease liability as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	AS OF	AS OF
	MARCH 31, 2025	DECEMBER 31, 2024
Operating right-of-use asset	$6,904	$7,338

Operating lease liability
Current	$1,973	$1,595
Non-current	5,904	$6,453
Total operating lease liability	$7,877	$8,048
During the three months ended March 31, 2025 and March 31, 2024, the Company recognized operating lease expense of $0.9 million and $0.8 million, respectively. During the three months ended March 31, 2025 and March 31, 2024, the Company paid $0.4 million and $0.6 million in cash for amounts included in the measurement of the operating lease liability, respectively.
As of March 31, 2025 and December 31, 2024, the Company’s operating lease had a remaining term of 3.25 years and 3.5 years, respectively. The Company discounts its lease payments using its incremental borrowing rate as of the commencement of the lease. The Company determined a weighted-average discount rate of 10.2% as of March 31, 2025 and December 31, 2024.
Future minimum rental commitments for the Company’s operating leases reconciled to the operating lease liability are as follows (in thousands):

AS OF
MARCH 31, 2025
2025 (nine months)	$1,967
2026	2,855
2027	2,941
2028	1,492
Thereafter	—
Total future minimum lease payments	9,255
Less: imputed interest	(1,378)
Total operating lease liability	7,877
Less: current portion of operating lease liability	(1,973)
Non-current portion of operating lease liability	$5,904
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report, and our audited consolidated financial statements and notes thereto as of and for the fiscal year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or the Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report contains forward-looking statements that involve risk and uncertainties, including those described in the section titled “Special Note Regarding Forward-Looking Statements.” As a result of many factors, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Separation from Former Parent
On May 29, 2024, Inhibrx, Inc., or the Former Parent, effected the spin-off of INBRX-101, an optimized, recombinant alpha-1 antitrypsin, or AAT, augmentation therapy in a registrational trial for the treatment of patients with alpha-1 antitrypsin deficiency, upon which the Former Parent completed a distribution to holders of its shares of common stock of 92% of the issued and outstanding shares of our common stock, or the Distribution. On May 30, 2024, the Former Parent completed a series of internal restructuring transactions, or the Separation.
On May 30, 2024, the Former Parent completed the merger, or the Merger, of Art Acquisition Sub, Inc., a wholly-owned subsidiary of Aventis Inc., or the Acquirer, a wholly-owned subsidiary of Sanofi S.A., or Sanofi, with and into the Former Parent with the Former Parent continuing as the surviving entity. Pursuant to the Merger (i) all assets and liabilities primarily related to INBRX-101, or the 101 Business, were transferred to the Acquirer; and (ii) by way of the Separation, we acquired the assets and liabilities and corporate infrastructure associated with its ongoing programs, INBRX-106 and ozekibart (INBRX-109), and its discovery pipeline, as well as the remaining close-out obligations related to its previously terminated program, INBRX-105. From and after the closing, Inhibrx continues to operate as a stand-alone, publicly traded company focused on ozekibart (INBRX-109) and INBRX-106, both of which are clinical-stage programs.
For periods prior to the spin-off, descriptions of historical business activities are presented as if the spin-off had already occurred, and the Former Parent’s activities related to such assets and liabilities had been performed by us. Refer to Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the underlying basis used to prepare the consolidated financial statements. The operating results presented our historical financial statements prior to the Merger and in connection with the Separation and the Merger may not be indicative of our results following the Merger and Separation.
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
Colorectal adenocarcinoma
In January 2025, we announced interim efficacy and safety data from the cohort of the Phase 1 trial evaluating ozekibart (INBRX-109) in combination with FOLFIRI for the treatment of advanced or metastatic, unresectable colorectal adenocarcinoma, or CRC. Efficacy was assessed in 10 of the 13 patients evaluable as of the cutoff date of

December 2, 2024, who received at least one dose of ozekibart, based on RECIST v1.1 criteria. We expanded recruitment of this cohort by 50 patients as a result of these preliminary findings in order to validate these findings in a more uniform patient population. Data on this cohort are anticipated in the third quarter of 2025.
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
In Part 4 of the Phase 1/2 trial, we continue to enroll patients with NSCLC in combination with Keytruda. Primary endpoints for this cohort is objective response rate, or ORR, disease control rate, or DCR, duration of response, or DOR, and safety. In addition, a new cohort was initiated in NSCLC to evaluate chemotherapy when used in conjunction with the INBRX-106 and Keytruda combination. The primary endpoint for this cohort is safety. We expect to have a more mature dataset on these cohorts during the fourth quarter of 2025 and plan to provide an update at that time.
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
Other Income (Expense)
Interest expense. Interest expense consists of interest on our 2025 Loan Agreement with Oxford during the three months ended March 31, 2025 and on our former loans with Oxford incurred prior to the Merger in 2024, upon which the outstanding debt was assumed by the Acquirer.
Interest income. Interest income consists of interest earned on cash and cash equivalents.

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and March 31, 2024
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2025	2024	($)	(%)
Operating expense:
Research and development	$36,877	$63,851	$(26,974)	(42)%
General and administrative	6,024	9,974	(3,950)	(40)%
Total operating expense	42,901	73,825	(30,924)	(42)%
Loss from operations	(42,901)	(73,825)	30,924	(42)%
Other income (expense)
Interest expense	(2,689)	(8,130)	5,441	(67)%
Interest income	2,329	3,304	(975)	(30)%
Other income (expense), net	(50)	(59)	9	(15)%
Total other expense	(410)	(4,885)	4,475	(92)%
Net loss	$(43,311)	$(78,710)	$35,399	(45)%
Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2025	2024	($)	(%)
External expenses:
Clinical trials	$13,265	$19,778	$(6,513)	(33)%
Contract manufacturing	8,550	25,202	(16,652)	(66)%
Other external research and development	2,278	2,034	244	12%
Internal expenses:
Personnel	9,326	13,238	(3,912)	(30)%
Equipment, depreciation, and facility	2,583	1,920	663	35%
Other internal research and development	875	1,679	(804)	(48)%
Total research and development expenses	$36,877	$63,851	$(26,974)	(42)%
Research and development expenses decreased by $27.0 million from $63.9 million during the three months ended March 31, 2024 to $36.9 million during the three months ended March 31, 2025. The overall decrease was primarily due to the following factors:
•clinical trial expense decreased by $6.5 million, primarily due to decreased expenses following the spin-off of our INBRX-101 program, which occurred during the second quarter of 2024;
•contract manufacturing expense decreased by $16.7 million, primarily due to decreased expenses following the spin-off of our INBRX-101 program, which occurred during the second quarter of 2024; and
•personnel-related expense decreased by $3.9 million, which was primarily related to a decrease in stock compensation expense as a result of fewer stock options outstanding under the 2024 Plan following the termination of the 2017 Plan in connection with the Merger and a decrease in headcount during the three months ended March 31, 2025.
G&A Expense
G&A expenses decreased by $4.0 million from $10.0 million during the three months ended March 31, 2024 to $6.0 million during the three months ended March 31, 2025. The overall decrease was primarily due to the following factors:
•personnel-related expenses decreased by $1.2 million, which was primarily related to a decrease in stock compensation expense as a result of less stock options outstanding under the 2024 Plan following the termination of the 2017 Plan in connection with the Merger;
•professional services-related expenses related to legal services, which decreased by $0.9 million, primarily attributable to the conclusion of legal proceedings and a decrease in general corporate expenses; and
•a decrease in expenses related to the Merger of $0.6 million incurred during three months ended March 31, 2024.
Other income (expense)
Interest expense. Interest expense was $8.1 million during the three months ended March 31, 2024, all of which related to interest incurred and the amortization of debt discounts related to the Amended 2020 Loan Agreement, under which we had $200.0 million in outstanding principal during the period. Interest expense was $2.7 million during the three months ended March 31, 2025, all of which related to interest incurred and the amortization of debt discounts related to the 2025 Loan Agreement, under which we had $100.0 million in outstanding principal during the period.
Interest income. During the three months ended March 31, 2025 and March 31, 2024, we earned $2.3 million and $3.3 million of interest income related to interest earned on our sweep and money market account balances, respectively.
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
Future Funding Requirements
Since our inception, we have devoted substantially all of our efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of our therapeutic candidates, pre-commercialization activities, organizing and staffing the Company, establishing our intellectual property portfolio, and raising capital to support and expand these activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. Our net income or losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities, as well as the timing of other corporate transactions. During the three months ended March 31, 2025 our net loss was $43.3 million. As of March 31, 2025, we had an accumulated deficit of $149.4 million and cash and cash equivalents of $216.5 million.
Based upon our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months from the date of filing of this Quarterly Report. Our forecast of the period through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.
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
Our lease for our laboratory and office space expires in 2028, with an option to extend for an additional three years. As of March 31, 2025, we had future minimum rental payments under these leases of $9.3 million, of which $2.7 million and $6.6 million are current and non-current, respectively. For more information regarding these lease agreements, refer to Note 8 to the unaudited condensed consolidated financial statements.
We enter into contracts in the normal course of business with CROs related to our ongoing preclinical studies and clinical trials and with CDMOs for clinical supplies and manufacturing scale-up activities. These contracts are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $28.2 million in our condensed consolidated balance sheets for expenditures incurred by CROs and CDMOs as of March 31, 2025.
While these contracts are generally cancellable, some may contain specific activities that involve one or more noncancellable commitments. Depending on the timing and reasoning of the exit, certain termination penalties may apply and can range from the cost of work performed to date up to twelve months of future committed manufacturing costs. As of March 31, 2025, the noncancellable portion of these contracts totaled in aggregate, excluding amounts recorded in accounts payable and accrued expenses as of this date, approximately $3.3 million. The noncancellable purchase commitments relate to future contract manufacturing of drug supply for one of our therapeutic candidates.

Cash Flow Summary
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Net cash used in operating activities	$(35,895)	$(63,050)
Net cash used in investing activities	(21)	(1,119)
Net cash provided by financing activities	99,840	38,728
Net increase (decrease) in cash and cash equivalents	$63,924	$(25,441)
Operating Activities
Net cash used in operating activities was $35.9 million during the three months ended March 31, 2025 and consisted primarily of a net loss of $43.3 million, adjusted for non-cash items, including accretion on our debt discount and the non-cash portion of interest expense related to our debt of $0.5 million, stock-based compensation expense of $2.5 million, depreciation and amortization of $0.7 million and non-cash lease expense of $0.4 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, including the decrease in operating lease liability of $0.2 million as a result of lease payments made throughout the period and the decrease in accounts payable of $0.4 million. These uses of cash were offset by a decrease in accounts receivables and receivables from related parties of $0.2 million upon the collection of balances during the period, a decrease in prepaid expenses and other current assets of $0.7 million and an increase in accrued expenses of $2.9 million due to the timing of payments to our CRO and CDMO partners during the period.
Net cash used in operating activities was $63.1 million during the three months ended March 31, 2024 and consisted primarily of a net loss of $78.7 million, adjusted for non-cash items including accretion on our debt discount and the non-cash portion of interest expense related to our debt of $1.2 million, stock-based compensation expense of $6.4 million, depreciation and amortization of $0.4 million and non-cash lease expense of $0.5 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, primarily related to an increase in prepaid expenses and other current assets of $2.4 million and an increase in other non-current assets of $1.4 million due to prepayments and additional deposits we made to our CRO partners during the quarter. Additionally, receivables increased by $0.6 million as related to interest income earned in our interest-bearing bank accounts, while the operating lease liability decreased by $0.5 million as a result of lease payments made throughout the period. These uses of cash were offset by increases in accrued expenses and other current liabilities of $8.0 million and an increase in accounts payable of $4.1 million due to the timing of payments to our CRO and CDMO partners during the period.
Investing Activities
Net cash used in investing activities was $21,000 and $1.1 million during the three months ended March 31, 2025 and March 31, 2024, respectively, and was related to capital purchases of software and laboratory equipment.
Financing Activities
Net cash provided by financing activities was $99.8 million during the three months ended March 31, 2025, which consisted of net proceeds from the 2025 Loan Agreement which we entered into in January 2025. Net cash provided by financing activities was $38.7 million during the three months ended March 31, 2024, which consisted of proceeds from the exercise of stock options.
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
There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in the 2024 Annual Report.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II — Other Information
Item 1. Legal Proceedings.
We are not currently a party to any material legal proceedings. We were previously involved in a legal proceeding, as described below, and from time to time, we may again become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors, and there can be no assurances that favorable outcomes will be obtained.
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
Item 1A. Risk Factors.
Except for the risk factor set forth below, there have been no material changes to the risk factors set forth in Part I, Item 1A of our 2024 Annual Report.
Unfavorable global economic conditions and an uncertain geopolitical environment could have an adverse effect on our business, financial condition, results of operations and prospects.
Our and our third-party partners’ and service providers’ ability to continue operations and advance our therapeutic candidates could be adversely affected by general conditions in the global economy or disruption of global financial markets, including the impacts of uncertain trade policy and inflation.
The current federal government administration has increased, and may continue to increase, the use of tariffs by the United States to accomplish certain policy goals. For example, on April 2, 2025, the United States imposed substantial tariffs on most countries throughout the world. Such tariffs and any countermeasures by the United States’ trading partners could increase the cost of raw materials for the manufacture of drug product and may impact our ability to import drug product and cause uncertainty in our ability to supply drug product for our clinical trials. Such conditions may increase the costs for us to run our business, disrupt global supply chains, create additional operational challenges and cause widespread uncertainty in the financial markets.
Further, it is possible the administration may implement trade policy directly impacting the biopharmaceutical industry, which, along with related uncertainty about such policy changes, could reduce our ability to access capital and could increase volatility in the market valuation of companies in the healthcare industry. Because of such uncertainty, we cannot predict the impact of any future changes to international trading relationships or the ultimate impact recently adopted tariff policies will have on our business. Such changes in tariffs and trade regulations could have a material adverse effect on our business, financial condition, results of operations and prospects.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the quarter ended March 31, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
(a) Exhibits.

Exhibit No.	Description of Exhibit	Filed Herewith	Form	Incorporated By Reference File No.	Date Filed
2.1^	Agreement and Plan of Merger, dated as of January 22, 2024, by and among Inhibrx, Inc., Aventis Inc., and Art Acquisition Sub, Inc.		8-K	001-39452	1/23/2024
2.2^	Separation and Distribution Agreement, dated as of January 22, 2024, by and among Inhibrx, Inc., Ibex SpinCo, Inc., and Aventis Inc.		8-K	001-39452	1/23/2024
3.1	Amended & Restated Certificate of Incorporation of Inhibrx Biosciences, Inc.		8-K	001-42031	5/30/2024
3.2	Amended & Restated Bylaws of Inhibrx Biosciences, Inc.		8-K	001-42031	5/30/2024
4.1	Form of Warrant to Purchase Stock		10	001-42031	4/25/2024
4.2	Form of Warrant to Purchase Stock by and between Inhibrx Biosciences, Inc. and entities affiliated with Oxford Finance LLC		8-K	001-42031	1/13/2025
10.1	Loan and Security Agreement, dated January 13, 2025, among Inhibrx Biosciences, Inc., Oxford Finance LLC, and the other lenders party thereto		8-K	001-42031	1/13/2025
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	X
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

INHIBRX BIOSCIENCES, INC.

Date: May 14, 2025	/s/ Mark P. Lappe
Mark P. Lappe
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 14, 2025	/s/ Kelly D. Deck
Kelly D. Deck, C.P.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)