Form 10-Q
period 2025-06-30
Inhibrx Biosciences, Inc.
filed 2025-08-13
CIK 2007919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.               ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No ☒
As of August 8, 2025, the registrant had 14,485,421 shares of common stock outstanding.

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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” of this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In addition, statements that “we believe” and similar statements reflect our current beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Part I — Financial Information
Item 1. Financial Statements.
Inhibrx Biosciences, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data and par value)
(Unaudited)

	JUNE 30,	DECEMBER 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$186,567	$152,596
Accounts receivable	237	356
Other receivables	730	41
Receivables from related parties	—	23
Prepaid expenses and other current assets	6,430	7,382
Total current assets	193,964	160,398
Property and equipment, net	4,885	6,200
Operating right-of-use asset	6,460	7,338
Other non-current assets	6,809	6,831
Total assets	$212,118	$180,767
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,292	$9,245
Accrued expenses	28,478	29,890
Current portion of operating lease liability	2,169	1,595
Total current liabilities	38,939	40,730
Long-term debt, net	99,279	—
Non-current portion of operating lease liability	5,341	6,453
Total liabilities	143,559	47,183
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 15,000,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued or outstanding as of June 30, 2025 and December 31, 2024.	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 14,475,904 shares issued and outstanding as of June 30, 2025 and December 31, 2024.	1	1
Additional paid-in-capital	246,655	239,715
Accumulated deficit	(178,097)	(106,132)
Total stockholders’ equity	68,559	133,584
Total liabilities and stockholders’ equity	$212,118	$180,767
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx Biosciences, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Revenue:
License fee revenue	$1,300	$100	$1,300	$100
Total revenue	1,300	100	1,300	100
Operating expenses:
Research and development	22,267	67,632	59,144	131,483
General and administrative	6,422	93,366	12,446	103,340
Total operating expenses	28,689	160,998	71,590	234,823
Loss from operations	(27,389)	(160,898)	(70,290)	(234,723)
Other income (expense):
Gain related to transaction with Acquirer	—	2,021,498	—	2,021,498
Interest expense	(3,141)	(5,361)	(5,830)	(13,491)
Interest income	2,124	2,741	4,453	6,045
Other income (expense), net	(246)	33	(296)	(26)
Total other income (expense)	(1,263)	2,018,911	(1,673)	2,014,026
Income (loss) before income tax expense	(28,652)	1,858,013	(71,963)	1,779,303
Provision for income taxes	2	2	2	2
Net income (loss)	$(28,654)	$1,858,011	$(71,965)	$1,779,301
Earnings (loss) per share
Basic	$(1.85)	$127.10	$(4.65)	$125.93
Diluted	$(1.85)	$125.48	$(4.65)	$122.75
Shares used in computing earnings (loss) per share
Basic	15,468	14,619	15,468	14,129
Diluted	15,468	14,807	15,468	14,495
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx Biosciences, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2024	14,476	$1	$239,715	$(106,132)	$133,584
Stock-based compensation expense	—	—	2,450	—	2,450
Issuance of warrants in connection with 2025 Loan Agreement	—	—	1,720	—	1,720
Net loss	—	—	—	(43,311)	(43,311)
Balance as of March 31, 2025	14,476	$1	$243,885	$(149,443)	$94,443
Stock-based compensation expense	—	—	2,770	—	2,770
Net loss	—	—	—	(28,654)	(28,654)
Balance as of June 30, 2025	14,476	$1	$246,655	$(178,097)	$68,559

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2023	47,369	$5	$657,232	$(613,734)	$43,503
Stock-based compensation expense	—	—	6,397	—	6,397
Issuance of shares upon exercise of stock options	1,865	—	40,378	—	40,378
Net loss	—	—	—	(78,710)	(78,710)
Balance as of March 31, 2024	49,234	$5	$704,007	$(692,444)	$11,568
Stock-based compensation expense	—	—	46,174	—	46,174
Issuance of shares upon exercise of stock options	1,584	—	31,300	—	31,300
Issuance of shares upon exercise of warrants	2,746	—	—	—	—
Acquisition of Former Parent’s common stock, stock options, and warrants by the Acquirer	(53,564)	(5)	(563,754)	(1,179,970)	(1,743,729)
Issuance of shares in Distribution	14,476	1	16,041	—	16,042
Net income	—	—	—	1,858,011	1,858,011
Balance as of June 30, 2024	14,476	$1	$233,768	$(14,403)	$219,366
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(71,965)	$1,779,301
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,336	836
Accretion of debt discount and non-cash interest expense	1,159	2,065
Stock-based compensation expense	5,220	52,571
Non-cash lease expense	878	941
Non-cash gain on transaction with Acquirer	—	(1,998,809)
Changes in operating assets and liabilities:
Accounts receivable	119	(100)
Other receivables	(689)	(345)
Receivables from related parties	23	(164)
Prepaid expenses and other current assets	952	(3,446)
Other non-current assets	22	(3,581)
Accounts payable	(953)	21,472
Accrued expenses	(1,412)	29,853
Operating lease liability	(538)	(1,002)
Net cash used in operating activities	(65,848)	(120,408)
Cash flows from investing activities
Purchase of fixed assets	(21)	(2,334)
Net cash used in investing activities	(21)	(2,334)
Cash flows from financing activities
Proceeds from the issuance of debt	99,965	—
Payment of fees associated with debt	(125)	—
Proceeds from the exercise of stock options	—	71,678
Net cash provided by financing activities	99,840	71,678
Net increase (decrease) in cash and cash equivalents	33,971	(51,064)
Cash and cash equivalents at beginning of period	152,596	277,924
Cash and cash equivalents at end of period	$186,567	$226,860
Supplemental disclosure of cash flow information
Cash paid for interest	$3,842	$11,506
Cash paid for income taxes	$2	$2
Supplemental schedule of non-cash investing and financing activities
Fair value of warrants issued to lender in conjunction with 2025 Loan Agreement (as defined in Note 3)	$1,720	$—
Payable for purchase of fixed assets	$—	$207

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
The Acquirer paid transaction consideration of $1.9 billion, including the $30.00 per share consideration and the assumption of the Company’s third-party debt. See Note 3 for further discussion on the extinguishment of the Company’s Amended 2020 Loan Agreement with Oxford (as defined below). In addition, the Acquirer assumed all assets and liabilities under contracts primarily related to INBRX-101 upon close of the Merger. The Acquirer also reimbursed the Company or paid on behalf of the Company $68.0 million in transaction costs. The Acquirer may pay an additional $300.0 million in consideration under the contingent value rights issued upon the achievement of a regulatory milestone.
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
The Company recorded a gain on the transaction of $2.0 billion during the three and six months ended June 30, 2024, which consists of the following components (in thousands):

THREE AND SIX MONTHS ENDED JUNE 30, 2024
Merger consideration for common stock, warrants, and stock options	$1,727,687
Book value of Amended 2020 Loan Agreement assumed by Acquirer	211,315
Book value of net assets and liabilities related to INBRX-101 assumed by Acquirer	14,496
Transaction costs paid by Acquirer	68,000
Total gain recognized	$2,021,498
The gain related to the Merger consideration payable to shareholders of $1.7 billion was recorded, net of consideration allocated to the shares issued to Acquirer, through a reduction to retained earnings of $1.2 billion, representing the amount of retained earnings available at the closing of the Merger, with the remaining amount of $563.8 million recorded through additional paid-in capital.
Liquidity
As of June 30, 2025, the Company had an accumulated deficit of $178.1 million and cash and cash equivalents of $186.6 million. From its inception and through June 30, 2025, the Company has devoted substantially all of its efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of its therapeutic candidates, pre-commercialization activities, organizing and staffing the Company, establishing its intellectual property portfolio and raising capital to support and expand these activities.
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
Concentrations of Credit Risk
Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits by the Federal Deposit Insurance Corporation, or the FDIC, of up to $250,000. The Company’s cash management and investment strategy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds can be used in operations. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial condition of the depository institutions in which those deposits are held.
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
As of June 30, 2025 and December 31, 2024, the Company held $183.4 million and $149.0 million, respectively, of money market mutual funds or equivalents, which are classified as Level 1 in the fair value hierarchy. The Company’s long-term outstanding debt as of June 30, 2025, which approximates fair value, is classified as Level 2 in the fair value hierarchy.
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
During the three and six months ended June 30, 2024, outstanding shares during the period consist of shares of the Former Parent. For purposes of computing net loss per share only, for all periods presented in its condensed consolidated statements of operations, the Company adjusted all outstanding shares of the Former Parent, including potentially dilutive securities, by the four-to-one distribution ratio used in the Distribution.
In periods in which the Company has a net loss, basic loss per share and diluted loss per share are identical since the effect of potentially dilutive common shares is anti-dilutive and therefore excluded. Accordingly, for the three and six months ended June 30, 2025, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
Potentially dilutive securities not included in the calculation of diluted loss per share are as follows (in thousands):

AS OF JUNE 30,
2025
Outstanding stock options	3,647
Warrants to purchase common stock	141
Total	3,788
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
The CODM assesses performance for the biologic therapeutic segment and decides how to allocate resources based on the condensed consolidated net income (loss) as reported on its condensed consolidated income statement. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. The segment depreciation expense, gain related to transaction with Acquirer, interest expense, interest income, and segment asset additions are consistent with consolidated amounts reported within the condensed consolidated statement of cash flows given the Company's operations are aggregated within a single reportable segment.
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
The table below summarizes the significant segment expenses which are regularly reported to and reviewed by the CODM for the purposes of making decisions regarding the allocation of resources and are reconciled to condensed consolidated net income (loss) for the three and six months ended June 30, 2025 and June 30, 2024 (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Segment net income (loss)
Revenue	$1,300	$100	$1,300	$100
Research and development expense
Clinical trials	(4,082)	(7,870)	(17,347)	(27,648)
Personnel	(8,637)	(39,206)	(17,963)	(52,444)
Contract manufacturing	(3,828)	(11,291)	(12,378)	(36,494)
Equipment, depreciation, and facility	(2,563)	(2,695)	(5,146)	(4,617)
Other research and development	(3,157)	(6,570)	(6,310)	(10,280)
Total research and development expense	(22,267)	(67,632)	(59,144)	(131,483)
General and administrative expense
Merger-related	—	(67,455)	—	(68,061)
Personnel	(3,655)	(20,495)	(7,432)	(25,499)
Other general and administrative	(2,767)	(5,416)	(5,014)	(9,780)
Total general and administrative expense	(6,422)	(93,366)	(12,446)	(103,340)
Other income (expense)	(1,263)	2,018,911	(1,673)	2,014,026
Provision for income taxes	(2)	(2)	(2)	(2)
Segment and consolidated net income (loss)	$(28,654)	$1,858,011	$(71,965)	$1,779,301
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
Recently Issued but Not Yet Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. Two primary enhancements related to this ASU include disaggregating existing income tax disclosures relating to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December

15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on the Company’s condensed consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure about specific expense categories in the notes to financial statements. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this accounting standard update on the Company’s condensed consolidated financial statements and related disclosures.
2. OTHER FINANCIAL INFORMATION
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets were comprised of the following (in thousands):

	AS OF	AS OF
	JUNE 30, 2025	DECEMBER 31, 2024
Clinical drug substance and product manufacturing (1)	$2,480	$1,998
Clinical trials (2)	1,682	3,544
Software licenses	1,219	816
Outside research and development services (3)	766	642
Other	283	382
Prepaid expense and other current assets	$6,430	$7,382
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

Property and Equipment, Net
Property and equipment, net were comprised of the following (in thousands):

	AS OF	AS OF
	JUNE 30, 2025	DECEMBER 31, 2024
Machinery and equipment	$9,758	$9,758
Computer software	3,984	3,984
Leasehold improvements	795	795
Furniture, fixtures, and other	556	556
Construction in process	21	—
Total property and equipment	15,114	15,093
Less: accumulated depreciation and amortization	(10,229)	(8,893)
Property and equipment, net	$4,885	$6,200
Depreciation and amortization expense for the three and six months ended June 30, 2025 and June 30, 2024 consisted of the following (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Research and development	$586	$374	$1,174	$631
General and administrative	76	101	162	205
Total depreciation and amortization expense	$662	$475	$1,336	$836
Accrued Expenses
Accrued expenses were comprised of the following (in thousands):

	AS OF	AS OF
	JUNE 30, 2025	DECEMBER 31, 2024
Clinical trials (1)	$13,127	$14,796
Clinical drug substance and product manufacturing (2)	8,442	5,642
Compensation-related	3,848	7,726
Professional fees	1,074	629
Interest on long-term debt	829	—
Other outside research and development (3)	771	632
Other	387	465
Accrued expenses	$28,478	$29,890
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
The Company determined the Acquirer’s assumption and subsequent repayment of the outstanding debt constitutes an extinguishment of the debt as the Company has been legally released from being the primary obligor under the liability. The Company did not make any payment upon the extinguishment of the debt and did not incur any prepayment penalties. Upon the Acquirer’s assumption of the outstanding debt, the Company recorded a gain of $211.3 million, the net carrying amount of the Amended 2020 Loan Agreement upon extinguishment, within the gain related to transaction with Acquirer in its condensed consolidated statements of operations.
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
2025 Loan Agreement
On January 13, 2025, the Company entered into a Loan and Security Agreement, or the 2025 Loan Agreement, with Oxford, pursuant to which it received $100.0 million in gross proceeds. The 2025 Loan Agreement provides for an additional tranche of $50.0 million to be funded upon the Company's request and at Oxford’s sole discretion.
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
As of June 30, 2025, the Company’s outstanding debt balance under the 2025 Loan Agreement consisted of the following (in thousands):

AS OF
JUNE 30, 2025
Term loan	$109,000
Less: debt discount	(9,721)
Long-term debt, including debt discount and final payment fee	$99,279

The Company’s interest-only period will continue through February 2028, with principal payments beginning in March 2028. Future principal payments and final fee payments will be made as follows (in thousands):

AS OF
JUNE 30, 2025
2028 (10 months)	$43,478
2029	52,174
Thereafter	13,348
Total future minimum payments	109,000
Less: unamortized debt discount	(9,721)
Total debt	$99,279
The Company’s obligations under the 2025 Loan Agreement are secured by a first priority perfected lien on, and security interest in, substantially all present and future assets of the Company, subject to certain exceptions. The 2025 Loan Agreement includes customary events of default, including instances of a material adverse change in the Company’s operations, that may require prepayment of the outstanding term loans. As of June 30, 2025, the Company is in compliance with all covenants under the 2025 Loan Agreement and has not received any notification or indication from Oxford of an intent to declare the loan due prior to maturity.
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
Interest Expense
Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount and accretion of the final payment at an effective interest rate of 12.9%. During the three months ended June 30, 2025, interest expense was $3.1 million, $0.6 million of which related to non-cash amortization of the debt discount and accretion of the final payment. During the six months ended June 30, 2025, interest expense was $5.8 million, $1.2 million of which related to non-cash amortization of the debt discount and accretion of the final payment.
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

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance as of June 30, 2025 for the Company and December 31, 2024 for the Former Parent consisted of the following (in thousands):

	AS OF	AS OF
	JUNE 30, 2025	DECEMBER 31, 2024
Options to purchase common stock issued and outstanding	3,647	3,660
Shares available for future equity grants	353	340
Pre-funded warrants issued and outstanding	992	992
Warrants issued and outstanding	141	—
Total common stock reserved for future issuance	5,133	4,992
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
The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2024 was $65.3 million. Aggregate intrinsic value of stock options exercised was calculated using the fair value of common stock on the date of exercise. The total fair value of stock options vested during the six months ended June 30, 2024 was $42.5 million. Following the Merger, there was no activity under the 2017 Plan and no stock options remained outstanding under the 2017 Plan.
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
Stock-Based Compensation Expense
The Company did not grant any stock options under the 2017 Plan during the six months ended June 30, 2025 or June 30, 2024.
Stock-based compensation expense for stock options under the 2017 Plan consisted of the following (in thousands):

	THREE MONTHS ENDED JUNE 30, 2024	SIX MONTHS ENDED JUNE 30, 2024
Research and development	$28,617	$32,809
General and administrative	16,520	18,725
Total stock-based compensation expense	$45,137	$51,534

No expense was recognized under the 2017 Plan during the six months ended June 30, 2025. As of June 30, 2025, the Company had no remaining unrecognized stock-based compensation expense related to its stock options under the 2017 Plan following the termination of the plan subsequent to the Merger.
2024 Plan
In connection with the Separation, the Company adopted the 2024 Omnibus Incentive Plan, or the 2024 Plan, which provides for the issuance of incentive stock options, restricted and unrestricted stock awards, and other stock-based awards. As of June 30, 2025, an aggregate of 4.0 million shares of common stock were authorized for issuance under the 2024 Plan, of which 0.4 million remained available for issuance.
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
A summary of the Company’s stock option activity under its 2024 Plan for the six months ended June 30, 2025 is as follows (in thousands, except for per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	3,660	$15.84
Granted	271	$13.76
Forfeited	(284)	$15.86
Outstanding as of June 30, 2025	3,647	$15.69	8.9	$154
Vested and exercisable as of June 30, 2025	1,026	$15.85	8.5	$3
No stock options were exercised during the six months ended June 30, 2025 or June 30, 2024. The total fair value of stock options vested during the six months ended June 30, 2025 was $11.9 million. No stock options vested during the six months ended June 30, 2024. The Company expects all outstanding stock options to vest.
Stock-Based Compensation Expense
The weighted-average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option pricing model, as well as the resulting weighted-average fair value, for the six months ended June 30, 2025 and June 30, 2024 were as follows:

	SIX MONTHS ENDED JUNE 30,
	2025	2024
Risk-free interest rate	4.01%	4.57%
Expected volatility	86.26%	86.31%
Expected dividend yield	—%	—%
Expected term (in years)	5.95	6.06
Weighted average fair value	$10.20	$11.90

Stock-based compensation expense for stock options under the 2024 Plan consisted of the following (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Research and development	$1,582	$603	$2,838	$603
General and administrative	1,188	434	2,382	434
Total stock-based compensation expense	$2,770	$1,037	$5,220	$1,037
As of June 30, 2025, the Company had $30.4 million of total unrecognized stock-based compensation expense related to its stock options, which is expected to be recognized over a weighted-average period of 2.9 years.
6. LICENSE REVENUES
The following table summarizes the total revenue recorded in the Company’s condensed consolidated statements of operations (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
License fee revenue
Scithera, Inc.	$1,300	$—	$1,300	$—
Regeneron Pharmaceuticals, Inc.	—	100	—	100
Total license fee revenue	$1,300	$100	$1,300	$100
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
Contingent upon Scithera’s achievement of specified funding events, Scithera was required to pay the Company $1.3 million as a non-refundable payment. In addition, Scithera may make additional future milestone payments of up to an aggregate of $41.25 million per target upon the achievement of certain milestone events, and potential royalty payments on net sales in the low- to mid-single digits.
As of the effective date of the agreement, the Company identified one performance obligation, which was the transfer of licenses to Scithera for the specified assets and all related materials and know-how. During the second quarter of 2025, Scithera achieved the specified funding event and made a non-refundable payment of $1.3 million to the Company. Upon notice of the achievement of such funding event, the Company re-assessed the transaction price to be $1.3 million, which was allocated to the single performance obligation. All remaining consideration under the agreement is variable consideration associated with the achievement of specified development milestones, and as a result, has been fully constrained (excluded) from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates will be reassessed at each reporting period.

During the second quarter of 2025, the Company completed its single performance obligation and recognized $1.3 million at the point in time upon the completion of the transfer of all licensed materials and know-how. The Company recognized $1.3 million of revenue under the Scithera License Agreement during the three and six months ended June 30, 2025. The Company received a payment of $1.3 million under the Scithera License Agreement during the three and six months ended June 30, 2025.
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
In May 2024, pursuant to the option extension terms in the 2020 Regeneron Agreement, Regeneron requested to extend the option term for its third program by an additional six months in exchange for an option extension fee of $0.1 million. The Company recognized the $0.1 million of revenue related to this extension at the point in time in which the extension was granted. In November 2024, Regeneron requested a second extension of the option term for an additional six months in exchange for an option extension fee of $0.1 million. The option period for this program expired in May 2025.
During each of the three and six months ended June 30, 2024, the Company recognized $0.1 million of revenue related to this agreement. The Company did not recognize any revenue under this agreement during the three and six months ended June 30, 2025.
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
During the three and six months ended June 30, 2025, the Company did not bill the Former Parent for any services performed under the Transition Services Agreement. During the six months ended June 30, 2025, the Company received payments of approximately $23,000 of previously billed services and following receipt, had no remaining receivables from related parties under the agreement.
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
The operating right-of-use asset and operating lease liability as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	AS OF	AS OF
	JUNE 30, 2025	DECEMBER 31, 2024
Operating right-of-use asset	$6,460	$7,338

Operating lease liability
Current	$2,169	$1,595
Non-current	5,341	6,453
Total operating lease liability	$7,510	$8,048

During the three months ended June 30, 2025 and June 30, 2024, the Company recognized operating lease expense of $0.9 million and $0.8 million, respectively. During the six months ended June 30, 2025 and June 30, 2024, the Company recognized operating lease expense of $1.9 million and $1.6 million, respectively. During each of the three months ended June 30, 2025 and June 30, 2024, the Company paid $0.6 million in cash for amounts included in the measurement of the operating lease liability. During the six months ended June 30, 2025 and June 30, 2024, the Company paid $0.9 million and $1.1 million in cash for amounts included in the measurement of the operating lease liability, respectively.
As of June 30, 2025 and December 31, 2024, the Company’s operating lease had a remaining term of 3.0 years and 3.5 years, respectively. The Company discounts its lease payments using its incremental borrowing rate as of the commencement of the lease. The Company determined a weighted-average discount rate of 10.2% as of June 30, 2025 and December 31, 2024.
Future minimum rental commitments for the Company’s operating leases reconciled to the operating lease liability are as follows (in thousands):

AS OF
JUNE 30, 2025
2025 (six months)	$1,407
2026	2,855
2027	2,941
2028	1,492
Thereafter	—
Total future minimum lease payments	8,695
Less: imputed interest	(1,185)
Total operating lease liability	7,510
Less: current portion of operating lease liability	(2,169)
Non-current portion of operating lease liability	$5,341
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
For periods prior to the spin-off, descriptions of historical business activities are presented as if the spin-off had already occurred, and the Former Parent’s activities related to such assets and liabilities had been performed by us. Refer to Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the underlying basis used to prepare the consolidated financial statements. The operating results presented in our historical financial statements prior to the Merger and in connection with the Separation and the Merger may not be indicative of our results following the Merger and Separation.
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
Chondrosarcoma
In June 2021, based on the initial Phase 1 data results, we initiated a registration-enabling Phase 2 trial for the treatment of unresectable or metastatic conventional chondrosarcoma for which the United States Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, granted orphan drug designation in November 2021 and August 2022, respectively. The primary endpoint for this Phase 2 trial is progression-free survival, or PFS. This trial completed full enrollment in July 2025. Data from the registration-enabling Phase 2 trial in unresectable or metastatic conventional chondrosarcoma are expected by late October 2025.
Ewing sarcoma
In November 2023, we announced interim efficacy and safety data from the cohort of the Phase 1/2 trial evaluating ozekibart (INBRX-109) in combination with Irinotecan, or IRI, and Temozolomide, or TMZ, for the treatment of advanced or metastatic, unresectable Ewing sarcoma. Overall, ozekibart (INBRX-109) in combination with IRI/TMZ was well tolerated from a safety perspective. Based on this preliminary data, the ongoing Phase 1/2 trial in the Ewing sarcoma cohort was expanded. Interim data on this cohort will be announced with the chondrosarcoma data, which are anticipated by late October 2025.
Colorectal adenocarcinoma
In January 2025, we announced interim efficacy and safety data from the cohort of the Phase 1/2 trial evaluating ozekibart (INBRX-109) in combination with FOLFIRI for the treatment of advanced or metastatic, unresectable colorectal adenocarcinoma, or CRC. Efficacy was assessed in 10 of the 13 patients evaluable as of the cutoff date of December 2, 2024, who received at least one dose of ozekibart, based on RECIST v1.1 criteria. We expanded recruitment of this cohort by 50 patients as a result of these preliminary findings in order to validate these findings in a more uniform patient population. Interim data on this cohort will be announced with the chondrosarcoma data, which are anticipated by late October 2025.
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
In Part 4 of the Phase 1/2 trial, we continue to enroll patients with NSCLC in combination with Keytruda. Primary endpoints for this cohort is objective response rate, or ORR, disease control rate, or DCR, duration of response, or DOR, and safety. In addition, the NSCLC cohort evaluating patients dosed with chemotherapy in conjunction with the INBRX-106 and Keytruda combination is ongoing. The primary endpoint for this cohort is safety. We expect to have a more mature dataset on these cohorts during the fourth quarter of 2025 and plan to provide an update at that time.
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
Interest expense. Interest expense consists of interest on our 2025 Loan Agreement with Oxford during the three and six months ended June 30, 2025 and on our former loans with Oxford incurred prior to the Merger in 2024, upon which the outstanding debt was assumed by the Acquirer.
Interest income. Interest income consists of interest earned on cash and cash equivalents.

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and June 30, 2024
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2025	2024	($)	(%)
Revenue:
License fee revenue	$1,300	$100	$1,200	1,200%
Total revenue	1,300	100	1,200	1,200%
Operating expense:
Research and development	22,267	67,632	(45,365)	(67)%
General and administrative	6,422	93,366	(86,944)	(93)%
Total operating expense	28,689	160,998	(132,309)	(82)%
Loss from operations	(27,389)	(160,898)	133,509	(83)%
Other income (expense)
Gain related to transaction with Acquirer	—	2,021,498	(2,021,498)	100%
Interest expense	(3,141)	(5,361)	2,220	(41)%
Interest income	2,124	2,741	(617)	(23)%
Other income (expense), net	(246)	33	(279)	(845)%
Total other income (expense)	(1,263)	2,018,911	(2,020,174)	(100)%
Provision for income taxes	2	2	—	—%
Net income (loss)	$(28,654)	$1,858,011	$(1,886,665)	(102)%
License Fee Revenue
License fee revenue during the three months ended June 30, 2025 was $1.3 million and consisted of revenue related to our License and Assignment Agreement with Scithera, Inc., or the Scithera License Agreement, which we recognized following the completion of the transfer of all licenses, related materials, and know-how. License fee revenue during the three months ended June 30, 2024 was $0.1 million and consisted of revenue related to our Option and License Agreement with Regeneron Pharmaceuticals, Inc., or the 2020 Regeneron Agreement, which we recognized following the grant of a six-month extension of the option term.

Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2025	2024	($)	(%)
External expenses:
Clinical trials	$4,082	$7,870	$(3,788)	(48)%
Contract manufacturing	3,828	11,291	(7,463)	(66)%
Other external research and development	2,316	4,570	(2,254)	(49)%
Internal expenses:
Personnel	8,637	39,206	(30,569)	(78)%
Equipment, depreciation, and facility	2,563	2,695	(132)	(5)%
Other internal research and development	841	2,000	(1,159)	(58)%
Total research and development expenses	$22,267	$67,632	$(45,365)	(67)%
Research and development expenses decreased by $45.3 million from $67.6 million during the three months ended June 30, 2024 to $22.3 million during the three months ended June 30, 2025. The overall decrease was primarily due to the following factors:
•clinical trial expense decreased by $3.8 million, primarily due to decreased expenses following the spin-off of our INBRX-101 program, which occurred during the second quarter of 2024, as well as decreased expenses in our registration-enabling Phase 2 trial for ozekibart (INBRX-109) for the treatment of unresectable or metastatic conventional chondrosarcoma as the trial approached completion of enrollment;
•contract manufacturing expense decreased by $7.5 million, primarily due to a decrease in expenses in the current period following the purchase of raw materials for our drug substance manufacturing from one of our CDMO partners during the three months ended June 30, 2024;
•personnel-related expense decreased by $30.6 million, which was primarily related to $25.9 million in stock option expense recognized during the three months ended June 30, 2024 upon the acceleration of outstanding options in connection with the close of the Merger, in addition to a decrease in headcount during the three months ended June 30, 2025; and
•other research and development expenses decreased by $3.4 million, which was primarily attributable to a decrease in certain non-recurring sponsored research and preclinical activities, as well as a decrease in purchases of lab supplies and travel expenses related to the decrease in headcount during the three months ended June 30, 2025.
G&A Expense
G&A expenses decreased by $86.9 million from $93.4 million during the three months ended June 30, 2024 to $6.4 million during the three months ended June 30, 2025. The overall decrease was primarily due to the following factors:
•a decrease in expenses related to the Merger of $67.5 million, which consisted of legal, advisory, consulting services performed in connection to the transaction and SEC filing fees in connection with filings related to the transaction during the three months ended June 30, 2024;
•personnel-related expenses decreased by $16.8 million, which was primarily related to $15.2 million in stock option expense recognized during the three months ended June 30, 2024 upon the acceleration of outstanding options in connection with the close of the Merger; and
•professional services-related expenses related to legal services, which decreased by $1.2 million, primarily attributable to the conclusion of legal proceedings.

Other Income (Expense)
Gain related to transaction with Acquirer. During the three months ended June 30, 2024, we earned $2.0 billion of other income, consisting of gains recorded in connection with the completion of the Merger. We recorded a gain of $1.7 billion related to Merger consideration for our outstanding common stock, warrants, and stock options, in addition to $211.3 million related to the extinguishment of our Amended 2020 Loan Agreement assumed by the Acquirer. In addition to the Acquirer assuming our outstanding debt, the Acquirer assumed outstanding assets and liabilities related to INBRX-101 upon the transaction, resulting in a gain of $14.5 million. The Acquirer also reimbursed us for or paid on our behalf $68.0 million of transaction costs related to the Merger, resulting in a gain. We did not earn income or gains in connection with the Merger during the three months ended June 30, 2025 and do not expect to in future periods.
Interest expense. Interest expense was $5.4 million during the three months ended June 30, 2024, all of which related to interest incurred and the amortization of debt discounts related to the Amended 2020 Loan Agreement, under which we had $200.0 million in outstanding principal during the period prior to its extinguishment upon the Merger. Interest expense was $3.1 million during the three months ended June 30, 2025, all of which related to interest incurred and the amortization of debt discounts related to the 2025 Loan Agreement, under which we had $100.0 million in outstanding principal during the period.
Interest income. During the three months ended June 30, 2025 and June 30, 2024, we earned $2.1 million and $2.7 million of interest income related to interest earned on our sweep and money market account balances, respectively.

Comparison of the Six Months Ended June 30, 2025 and June 30, 2024
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2025	2024	($)	(%)
Revenue:
License fee revenue	$1,300	$100	$1,200	1,200%
Total revenue	1,300	100	1,200	1,200%
Operating expense:
Research and development	59,144	131,483	(72,339)	(55)%
General and administrative	12,446	103,340	(90,894)	(88)%
Total operating expense	71,590	234,823	(163,233)	(70)%
Loss from operations	(70,290)	(234,723)	164,433	(70)%
Other income (expense)
Gain related to transaction with Acquirer	—	2,021,498	(2,021,498)	100%
Interest expense	(5,830)	(13,491)	7,661	(57)%
Interest income	4,453	6,045	(1,592)	(26)%
Other expense, net	(296)	(26)	(270)	1038%
Total other income (expense)	(1,673)	2,014,026	(2,015,699)	(100)%
Provision for income taxes	2	2	—	—%
Net income (loss)	$(71,965)	$1,779,301	$(1,851,266)	(104)%
License Fee Revenue
License fee revenue during the six months ended June 30, 2025 was $1.3 million and consisted of revenue related to the Scithera License Agreement which we recognized following the completion of the transfer of all licenses, related materials, and know-how. License fee revenue during the six months ended June 30, 2024 was $0.1 million and consisted of revenue related to the 2020 Regeneron Agreement which we recognized following the grant of a six-month extension of the option term.

Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2025	2024	($)	(%)
External expenses:
Clinical trials	$17,347	$27,648	$(10,301)	(37)%
Contract manufacturing	12,378	36,494	$(24,116)	(66)%
Other external research and development	4,594	6,602	(2,008)	(30)%
Internal expenses:
Personnel	17,963	52,444	(34,481)	(66)%
Equipment, depreciation, and facility	5,146	4,617	529	11%
Other internal research and development	1,716	3,678	(1,962)	(53)%
Total research and development expenses	$59,144	$131,483	$(72,339)	(55)%

Research and development expenses decreased by $72.3 million from $131.5 million during the six months ended June 30, 2024 to $59.1 million during the six months ended June 30, 2025. The overall decrease was primarily due to the following factors:
•clinical trial expense decreased by $10.3 million, primarily due to decreased expenses following the spin-off of our INBRX-101 program, which occurred during the second quarter of 2024, and the termination of our INBRX-105 program during 2024, in addition to decreased expenses in our registration-enabling Phase 2 trial for ozekibart (INBRX-109) for the treatment of unresectable or metastatic conventional chondrosarcoma as the trial approached completion of enrollment;
•contract manufacturing expense decreased by $24.1 million primarily due to a decrease in expenses in the current period following the purchase of raw materials for our drug substance manufacturing from one of our CDMO partners during the six months ended June 30, 2024, as well as decreased expenses following the spin-off of our INBRX-101 program, which occurred during the second quarter of 2024;
•personnel-related expense decreased by $34.5 million, which was primarily related to $25.9 million in stock option expense recognized during the six months ended June 30, 2024 upon the acceleration of outstanding options in connection with the close of the Merger, in addition to a decrease in headcount during the six months ended June 30, 2025; and
•other research and development expenses decreased by $4.0 million, which was primarily attributable to a decrease in certain non-recurring sponsored research and preclinical activities, as well as a decrease in purchases of lab supplies and travel expenses related to the decrease in headcount during the six months ended June 30, 2025.
G&A Expense
G&A expenses decreased by $90.9 million from $103.3 million during the six months ended June 30, 2024 to $12.4 million during the six months ended June 30, 2025. The overall decrease during the six months ended June 30, 2025, was primarily due to the following factors:
•expenses related to the Merger of $68.1 million, consisting of legal, advisory, and consulting services performed in connection to the transaction, and SEC filing fees in connection with filings related to the transaction during the six months ended June 30, 2024;

•personnel-related expenses decreased by $18.1 million, which was primarily related to $15.2 million in stock option expense recognized during the six months ended June 30, 2024 upon the acceleration of outstanding options in connection with the close of the Merger; and
•professional services-related expenses related to legal services, which decreased by $2.0 million, primarily attributable to the conclusion of legal proceedings.
Other Income (Expense)
Gain related to transaction with Acquirer. During the six months ended June 30, 2024, we earned $2.0 billion of other income, consisting of gains recorded in connection with the completion of the Merger. We recorded a gain of $1.7 billion related to Merger consideration for our outstanding common stock, warrants, and stock options, in addition to $211.3 million related to the extinguishment of our Amended 2020 Loan Agreement assumed by the Acquirer. In addition to the Acquirer assuming our outstanding debt, the Acquirer assumed outstanding assets and liabilities related to INBRX-101 upon the transaction, resulting in a gain of $14.5 million. The Acquirer also reimbursed us for or paid on our behalf $68.0 million of transaction costs related to the Merger, resulting in a gain. We did not earn income or gains in connection with the Merger during the six months ended June 30, 2025 and do not expect to in future periods.
Interest expense. Interest expense was $13.5 million during the six months ended June 30, 2024, all of which related to interest incurred and the amortization of debt discounts related to the Amended 2020 Loan Agreement, under which we had $200.0 million in outstanding principal during the period prior to its extinguishment upon the Merger. Interest expense was $5.8 million during the six months ended June 30, 2025, all of which related to interest incurred and the amortization of debt discounts related to the 2025 Loan Agreement, under which we had $100.0 million in outstanding principal during the period.
Interest income. During the six months ended June 30, 2025 and June 30, 2024, we earned $4.5 million and $6.0 million, respectively, of interest income related to interest earned on our sweep and money market account balances.
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
In January 2025, we entered into the 2025 Loan Agreement, upon which we received gross proceeds of $100.0 million. The 2025 Loan Agreement provides for up to an additional $50.0 million to be funded upon our request and at Oxford’s sole discretion.
Future Funding Requirements
Since our inception, we have devoted substantially all of our efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of our therapeutic candidates, pre-commercialization activities, organizing and staffing the Company, establishing our intellectual property portfolio, and raising capital to support and expand these activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. Our net income or losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities, as well as the timing of other corporate transactions. During the six months ended June 30, 2025 our net loss was $72.0 million. As of June 30, 2025, we had an accumulated deficit of $178.1 million and cash and cash equivalents of $186.6 million.
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

The process of conducting preclinical studies and testing therapeutic candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. We expect to continue to incur net losses for the foreseeable future until, if ever, we have an approved product and can successfully commercialize it. We expect our research and development expenses to increase as we continue our development of, and seek marketing approvals for, our therapeutic candidates (especially as we move more candidates into later stages of clinical development), and begin to commercialize any approved products, if ever. At this time, we are preparing to proceed with the commercialization of certain of our therapeutic candidates, if ever approved. As a result, we will incur significant pre-commercialization expenses in preparation for launch, the outcome of which is uncertain. Additionally, if approved and if we choose to commercialize, we would incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution.
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
Our lease for our laboratory and office space expires in 2028, with an option to extend for an additional three years. As of June 30, 2025, we had future minimum rental payments under these leases of $8.7 million, of which $2.8 million and $5.9 million are current and non-current, respectively. For more information regarding these lease agreements, refer to Note 8 to the unaudited condensed consolidated financial statements.
We enter into contracts in the normal course of business with CROs related to our ongoing preclinical studies and clinical trials and with CDMOs for clinical supplies and manufacturing scale-up activities. These contracts are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $22.3 million in our condensed consolidated balance sheets for expenditures incurred by CROs and CDMOs as of June 30, 2025.
While these contracts are generally cancellable, some may contain specific activities that involve one or more noncancellable commitments. Depending on the timing and reasoning of the exit, certain termination penalties may apply and can range from the cost of work performed to date up to twelve months of future committed manufacturing costs. As of June 30, 2025, the noncancellable portion of these contracts totaled in aggregate, excluding amounts recorded in accounts payable and accrued expenses as of this date, approximately $4.0 million. The noncancellable purchase commitments relate to future contract manufacturing of drug supply for one of our therapeutic candidates.

Cash Flow Summary
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2025	2024
Net cash used in operating activities	$(65,848)	$(120,408)
Net cash used in investing activities	(21)	(2,334)
Net cash provided by financing activities	99,840	71,678
Net increase (decrease) in cash and cash equivalents	$33,971	$(51,064)
Operating Activities
Net cash used in operating activities was $65.8 million during the six months ended June 30, 2025 and consisted primarily of a net loss of $72.0 million, adjusted for non-cash items, including accretion on our debt discount and the non-cash portion of interest expense related to our debt of $1.2 million, stock-based compensation expense of $5.2 million, depreciation and amortization of $1.3 million and non-cash lease expense of $0.9 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, including the decrease in operating lease liability of $0.5 million as a result of lease payments made throughout the period, an increase in accounts receivables and other receivables of $0.6 million, and decreases in accounts payable of $1.0 million and accrued expenses of $1.4 million due to the timing of payments to our CRO and CDMO partners during the period. These uses of cash were offset in part by a decrease in prepaid expenses and other current assets of $1.0 million.
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
Investing Activities
Net cash used in investing activities was $21,000 and $2.3 million during the six months ended June 30, 2025 and June 30, 2024, respectively, and was related to capital purchases of software and laboratory equipment.
Financing Activities
Net cash provided by financing activities was $99.8 million during the six months ended June 30, 2025, which consisted of net proceeds from the 2025 Loan Agreement which we entered into in January 2025. Net cash provided by financing activities was $71.7 million during the six months ended June 30, 2024, which consisted of proceeds from the exercise of stock options.
Critical Accounting Estimates and Policies
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in estimates are reflected in reported results for the period in which they become known. Actual results could differ significantly from the estimates made by our management.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors set forth in Part I, Item 1A of our 2024 Annual Report and in Part II, Item 1A of our Quarterly Report for the three months ended March 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
None.

Item 6. Exhibits.
(a) Exhibits.

Exhibit No.	Description of Exhibit	Filed Herewith	Form	Incorporated By Reference File No.	Date Filed
2.1^	Agreement and Plan of Merger, dated as of January 22, 2024, by and among Inhibrx, Inc., Aventis Inc., and Art Acquisition Sub, Inc.		8-K	001-39452	1/23/2024
2.2^	Separation and Distribution Agreement, dated as of January 22, 2024, by and among Inhibrx, Inc., Ibex SpinCo, Inc., and Aventis Inc.		8-K	001-39452	1/23/2024
3.1	Amended & Restated Certificate of Incorporation of Inhibrx Biosciences, Inc.		8-K	001-42031	5/30/2024
3.2	Amended & Restated Bylaws of Inhibrx Biosciences, Inc.		8-K	001-42031	5/30/2024
4.1	Form of Warrant to Purchase Stock		10	001-42031	4/25/2024
4.2	Form of Warrant to Purchase Stock by and between Inhibrx Biosciences, Inc. and entities affiliated with Oxford Finance LLC		8-K	001-42031	1/13/2025
10.1△	Amended and Restated Employment Agreement, effective as of April 1, 2025, by and between Inhibrx Biosciences, Inc. and David Matly	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	X
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

Δ Management Compensation Plan or arrangement.

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

INHIBRX BIOSCIENCES, INC.

Date: August 13, 2025	/s/ Mark P. Lappe
Mark P. Lappe
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 13, 2025	/s/ Kelly D. Deck
Kelly D. Deck, C.P.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)