Form 10-Q
period 2025-09-30
Inhibrx Biosciences, Inc.
filed 2025-11-14
CIK 2007919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.               ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No ☒
As of November 7, 2025, the registrant had 14,543,738 shares of common stock outstanding.

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

Part I — Financial Information
Item 1. Financial Statements.
Inhibrx Biosciences, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data and par value)
(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$153,088	$152,596
Accounts receivable	110	356
Other receivables	727	41
Receivables from related parties	—	23
Prepaid expenses and other current assets	7,498	7,382
Total current assets	161,423	160,398
Property and equipment, net	4,306	6,200
Operating right-of-use asset	6,004	7,338
Other non-current assets	5,738	6,831
Total assets	$177,471	$180,767
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,773	$9,245
Accrued expenses	26,963	29,890
Current portion of operating lease liability	2,247	1,595
Total current liabilities	35,983	40,730
Long-term debt, net	99,917	—
Non-current portion of operating lease liability	4,741	6,453
Total liabilities	140,641	47,183
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 15,000,000 shares authorized as of September 30, 2025 and December 31, 2024; no shares issued or outstanding as of September 30, 2025 and December 31, 2024.	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 14,498,093 and 14,475,904 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	1	1
Additional paid-in-capital	250,182	239,715
Accumulated deficit	(213,353)	(106,132)
Total stockholders’ equity	36,830	133,584
Total liabilities and stockholders’ equity	$177,471	$180,767
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx Biosciences, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Revenue:
License fee revenue	$—	$—	$1,300	$100
Total revenue	—	—	1,300	100
Operating expenses:
Research and development	28,535	38,893	87,679	170,376
General and administrative	5,277	7,904	17,723	111,244
Total operating expenses	33,812	46,797	105,402	281,620
Loss from operations	(33,812)	(46,797)	(104,102)	(281,520)
Other income (expense):
Gain related to transaction with Acquirer	—	—	—	2,021,498
Interest expense	(3,181)	—	(9,011)	(13,491)
Interest income	1,783	2,892	6,236	8,937
Other income (expense), net	(46)	41	(342)	15
Total other income (expense)	(1,444)	2,933	(3,117)	2,016,959
Income (loss) before income tax expense	(35,256)	(43,864)	(107,219)	1,735,439
Provision for income taxes	—	—	2	2
Net income (loss)	$(35,256)	$(43,864)	$(107,221)	$1,735,437
Earnings (loss) per share
Basic	$(2.28)	$(2.84)	$(6.93)	$119.04
Diluted	$(2.28)	$(2.84)	$(6.93)	$117.09
Shares used in computing earnings (loss) per share
Basic	15,478	15,468	15,471	14,578
Diluted	15,478	15,468	15,471	14,821
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx Biosciences, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2024	14,476	$1	$239,715	$(106,132)	$133,584
Stock-based compensation expense	—	—	2,450	—	2,450
Issuance of warrants in connection with 2025 Loan Agreement	—	—	1,720	—	1,720
Net loss	—	—	—	(43,311)	(43,311)
Balance as of March 31, 2025	14,476	$1	$243,885	$(149,443)	$94,443
Stock-based compensation expense	—	—	2,770	—	2,770
Net loss	—	—	—	(28,654)	(28,654)
Balance as of June 30, 2025	14,476	$1	$246,655	$(178,097)	$68,559
Stock-based compensation expense	—	—	3,175	—	3,175
Issuance of shares upon exercise of stock options	22	—	352	—	352
Net loss	—	—	—	(35,256)	(35,256)
Balance as of September 30, 2025	14,498	$1	$250,182	$(213,353)	$36,830

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2023	47,369	$5	$657,232	$(613,734)	$43,503
Stock-based compensation expense	—	—	6,397	—	6,397
Issuance of shares upon exercise of stock options	1,865	—	40,378	—	40,378
Net loss	—	—	—	(78,710)	(78,710)
Balance as of March 31, 2024	49,234	$5	$704,007	$(692,444)	$11,568
Stock-based compensation expense	—	—	46,174	—	46,174
Issuance of shares upon exercise of stock options	1,584	—	31,300	—	31,300
Issuance of shares upon exercise of warrants	2,746	—	—	—	—
Acquisition of Former Parent’s common stock, stock options, and warrants by the Acquirer	(53,564)	(5)	(563,754)	(1,179,970)	(1,743,729)
Issuance of shares in Distribution	14,476	1	16,041	—	16,042
Net income	—	—	—	1,858,011	1,858,011
Balance as of June 30, 2024	14,476	$1	$233,768	$(14,403)	$219,366
Stock-based compensation expense	—	—	2,965	—	2,965
Net loss	—	—	—	(43,864)	(43,864)
Balance as of September 30, 2024	14,476	$1	$236,733	$(58,267)	$178,467
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(107,221)	$1,735,437
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,919	1,596
Accretion of debt discount and non-cash interest expense	1,797	2,065
Stock-based compensation expense	8,395	55,536
Non-cash lease expense	1,334	1,427
Loss on disposal of fixed assets	3	12
Non-cash gain on transaction with Acquirer	—	(1,998,809)
Changes in operating assets and liabilities:
Accounts receivable	246	(100)
Other receivables	(686)	423
Receivables from related parties	23	(672)
Prepaid expenses and other current assets	977	377
Other non-current assets	—	(3,548)
Accounts payable	(2,472)	21,022
Accrued expenses	(2,927)	35,883
Operating lease liability	(1,060)	(1,338)
Net cash used in operating activities	(99,672)	(150,689)
Cash flows from investing activities
Purchase of fixed assets	(31)	(2,581)
Proceeds from the sale of property and equipment	3	—
Net cash used in investing activities	(28)	(2,581)
Cash flows from financing activities
Proceeds from the issuance of debt	99,965	—
Payment of fees associated with debt	(125)	—
Proceeds from the exercise of stock options	352	71,678
Net cash provided by financing activities	100,192	71,678

Net increase (decrease) in cash and cash equivalents	492	(81,592)
Cash and cash equivalents at beginning of period	152,596	277,924
Cash and cash equivalents at end of period	$153,088	$196,332

Supplemental disclosure of cash flow information
Cash paid for interest	$6,386	$11,506
Cash paid for income taxes	$2	$2

Supplemental schedule of non-cash investing and financing activities
Fair value of warrants issued to lender in conjunction with 2025 Loan Agreement (as defined in Note 3)	$1,720	$—
Payable for purchase of fixed assets	$—	$6

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
Liquidity
As of September 30, 2025, the Company had an accumulated deficit of $213.4 million and cash and cash equivalents of $153.1 million. From its inception and through September 30, 2025, the Company has devoted substantially all of its efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of its therapeutic candidates, pre-commercialization activities, organizing and staffing the Company, establishing its intellectual property portfolio and raising capital to support and expand these activities.
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
As of September 30, 2025 and December 31, 2024, the Company held $151.6 million and $149.0 million, respectively, of money market mutual funds or equivalents, which are classified as Level 1 in the fair value hierarchy. The Company’s long-term outstanding debt is not measured at fair value on a reoccurring basis. As of September 30, 2025, the fair value of the Company’s long-term outstanding debt approximates fair value using Level 2 inputs.
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
During the nine months ended September 30, 2024, outstanding shares during the period consist of shares of the Former Parent. For purposes of computing net loss per share only, for all periods presented in its condensed consolidated statements of operations, the Company adjusted all outstanding shares of the Former Parent, including potentially dilutive securities, by the four-to-one distribution ratio used in the Distribution.
In periods in which the Company has a net loss, basic loss per share and diluted loss per share are identical since the effect of potentially dilutive common shares is anti-dilutive and therefore excluded. Accordingly, for the three and nine months ended September 30, 2025 and the three months ended September 30, 2024, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
Potentially dilutive securities not included in the calculation of diluted loss per share are as follows (in thousands):

	AS OF SEPTEMBER 30,
	2025	2024
Outstanding stock options	3,590	3,641
Warrants to purchase common stock	141	—
Total	3,731	3,641
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
The table below summarizes the significant segment expenses which are regularly reported to and reviewed by the CODM for the purposes of making decisions regarding the allocation of resources and are reconciled to condensed consolidated net income (loss) for the three and nine months ended September 30, 2025 and September 30, 2024 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Segment net income (loss)
Revenue	$—	$—	$1,300	$100
Research and development expense
Clinical trials	(11,853)	(11,691)	(29,200)	(39,339)
Personnel	(8,801)	(10,010)	(26,764)	(62,454)
Contract manufacturing	(1,892)	(10,417)	(14,270)	(46,911)
Equipment, depreciation, and facility	(2,536)	(2,583)	(7,682)	(7,200)
Other research and development	(3,453)	(4,192)	(9,763)	(14,472)
Total research and development expense	(28,535)	(38,893)	(87,679)	(170,376)
General and administrative expense
Merger-related	—	—	—	(68,061)
Personnel	(3,402)	(3,854)	(10,834)	(29,353)
Other general and administrative	(1,875)	(4,050)	(6,889)	(13,830)
Total general and administrative expense	(5,277)	(7,904)	(17,723)	(111,244)
Other income (expense)	(1,444)	2,933	(3,117)	2,016,959
Provision for income taxes	—	—	(2)	(2)
Segment and consolidated net income (loss)	$(35,256)	$(43,864)	$(107,221)	$1,735,437
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
2. OTHER FINANCIAL INFORMATION
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets were comprised of the following (in thousands):

	AS OF	AS OF
	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Clinical trials (1)	$2,815	$3,544
Clinical drug substance and product manufacturing (2)	2,252	1,998
Software licenses	1,285	816
Outside research and development services (3)	736	642
Other	410	382
Prepaid expense and other current assets	$7,498	$7,382
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

Property and Equipment, Net
Property and equipment, net were comprised of the following (in thousands):

	AS OF	AS OF
	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Machinery and equipment	$9,546	$9,758
Computer software	3,984	3,984
Leasehold improvements	795	795
Furniture, fixtures, and other	556	556
Total property and equipment	14,881	15,093
Less: accumulated depreciation and amortization	(10,575)	(8,893)
Property and equipment, net	$4,306	$6,200
Depreciation and amortization expense for the three and nine months ended September 30, 2025 and September 30, 2024 consisted of the following (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Research and development	$574	$660	$1,748	$1,291
General and administrative	8	100	171	305
Total depreciation and amortization expense	$582	$760	$1,919	$1,596
Accrued Expenses
Accrued expenses were comprised of the following (in thousands):

	AS OF	AS OF
	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Clinical trials (1)	$14,203	$14,796
Clinical drug substance and product manufacturing (2)	5,912	5,642
Compensation-related	4,835	7,726
Interest on long-term debt	829	—
Professional fees	598	629
Other outside research and development (3)	286	632
Other	300	465
Accrued expenses	$26,963	$29,890
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
As of September 30, 2025, the Company’s outstanding debt balance under the 2025 Loan Agreement consisted of the following (in thousands):

AS OF
SEPTEMBER 30, 2025
Term loan	$109,000
Less: debt discount	(9,083)
Long-term debt, including debt discount and final payment fee	$99,917

The Company’s interest-only period will continue through February 2028, with principal payments beginning in March 2028. Future principal payments and final fee payments will be made as follows (in thousands):

AS OF
SEPTEMBER 30, 2025
2028 (10 months)	$43,478
2029	52,174
Thereafter	13,348
Total future minimum payments	109,000
Less: unamortized debt discount	(9,083)
Total debt	$99,917
The Company’s obligations under the 2025 Loan Agreement are secured by a first priority perfected lien on, and security interest in, substantially all present and future assets of the Company, subject to certain exceptions. The 2025 Loan Agreement includes customary events of default, including instances of a material adverse change in the Company’s operations, that may require prepayment of the outstanding term loans. As of September 30, 2025, the Company is in compliance with all covenants under the 2025 Loan Agreement and has not received any notification or indication from Oxford of an intent to declare the loan due prior to maturity.
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
Interest Expense
Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount and accretion of the final payment at an effective interest rate of 12.9%. During the three months ended September 30, 2025, interest expense was $3.2 million, $0.6 million of which related to non-cash amortization of the debt discount and accretion of the final payment. During the nine months ended September 30, 2025, interest expense was $9.0 million, $1.8 million of which related to non-cash amortization of the debt discount and accretion of the final payment.
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

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance as of September 30, 2025 for the Company and December 31, 2024 for the Former Parent consisted of the following (in thousands):

	AS OF	AS OF
	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Options to purchase common stock issued and outstanding	3,590	3,660
Pre-funded warrants issued and outstanding	992	992
Shares available for future equity grants	389	340
Warrants issued and outstanding	141	—
Total common stock reserved for future issuance	5,112	4,992
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
The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2024 was $65.3 million. Aggregate intrinsic value of stock options exercised was calculated using the fair value of common stock on the date of exercise. The total fair value of stock options vested during the nine months ended September 30, 2024 was $42.5 million. Following the Merger, there was no activity under the 2017 Plan and no stock options remained outstanding under the 2017 Plan.
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
Stock-Based Compensation Expense
The Company did not grant any stock options under the 2017 Plan during the nine months ended September 30, 2025 or September 30, 2024.
Stock-based compensation expense for stock options under the 2017 Plan consisted of the following (in thousands):

NINE MONTHS ENDED SEPTEMBER 30, 2024
Research and development	$32,809
General and administrative	18,725
Total stock-based compensation expense	$51,534

No expense was recognized under the 2017 Plan during the three and nine months ended September 30, 2025 or the three months ended September 30, 2024. As of September 30, 2025, the Company had no remaining unrecognized stock-based compensation expense related to its stock options under the 2017 Plan following the termination of the plan subsequent to the Merger.
2024 Plan
In connection with the Separation, the Company adopted the 2024 Omnibus Incentive Plan, or the 2024 Plan, which provides for the issuance of incentive stock options, restricted and unrestricted stock awards, and other stock-based awards. As of September 30, 2025, an aggregate of 4.0 million shares of common stock were authorized for issuance under the 2024 Plan, of which 0.4 million remained available for issuance.
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
A summary of the Company’s stock option activity under its 2024 Plan for the nine months ended September 30, 2025 is as follows (in thousands, except for per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	3,660	$15.84
Granted	378	$17.86
Exercised	(22)	$15.86
Forfeited	(426)	$15.86
Outstanding as of September 30, 2025	3,590	$16.05	8.7	$63
Vested and exercisable as of September 30, 2025	1,176	$15.84	8.3	$21
The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2025 was $0.2 million. There were no stock options exercised during the nine months ended September 30, 2024. The total fair value of stock options vested during the nine months ended September 30, 2025 was $15.0 million. No stock options vested during the nine months ended September 30, 2024. The Company expects all outstanding stock options to vest.
Stock-Based Compensation Expense
The weighted-average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option pricing model, as well as the resulting weighted-average fair value, for the nine months ended September 30, 2025 and September 30, 2024 were as follows:

	NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024
Risk-free interest rate	3.92%	4.56%
Expected volatility	86.70%	86.32%
Expected dividend yield	—%	—%
Expected term (in years)	5.99	6.06
Weighted average fair value	$13.32	$11.89
Stock-based compensation expense for stock options under the 2024 Plan consisted of the following (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Research and development	$2,048	$1,717	$4,886	$2,320
General and administrative	1,127	1,248	3,509	1,682
Total stock-based compensation expense	$3,175	$2,965	$8,395	$4,002
As of September 30, 2025, the Company had $28.7 million of total unrecognized stock-based compensation expense related to its stock options, which is expected to be recognized over a weighted-average period of 2.8 years.
6. LICENSE REVENUES
The following table summarizes the total revenue recorded in the Company’s condensed consolidated statements of operations (in thousands) during the nine months ended September 30, 2025 and September 30, 2024:

	NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024
License fee revenue
Scithera, Inc.	$1,300	$—
Regeneron Pharmaceuticals, Inc.	—	100
Total license fee revenue	$1,300	$100
The Company did not recognize any revenue during the three months ended September 30, 2025 or September 30, 2024.
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
During the second quarter of 2025, the Company completed its single performance obligation and recognized $1.3 million at the point in time upon the completion of the transfer of all licensed materials and know-how. During the nine months ended September 30, 2025, the Company recognized $1.3 million of revenue and received a payment of $1.3 million under the Scithera License Agreement. The Company did not recognize any revenue or receive any payments under the Scithera License Agreement during the three months ended September 30, 2025.
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
During the nine months ended September 30, 2024, the Company recognized $0.1 million of revenue related to this agreement. The Company did not recognize any revenue under this agreement during the three months ended September 30, 2024 or the three and nine months ended September 30, 2025.

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
During the second quarter of 2025, the Company substantially completed all obligations under the Transition Services Agreement. The Company has not billed the Former Parent for any services under the Transition Services during the nine months ended September 30, 2025 and does not expect any future billings. During the nine months ended September 30, 2025, the Company received payments of approximately $23,000 of previously billed services and following receipt, had no remaining receivables from related parties under the agreement.
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
The operating right-of-use asset and operating lease liability as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	AS OF	AS OF
	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Operating right-of-use asset	$6,004	$7,338

Operating lease liability
Current	$2,247	$1,595
Non-current	4,741	6,453
Total operating lease liability	$6,988	$8,048
During the three months ended September 30, 2025 and September 30, 2024, the Company recognized operating lease expense of $1.0 million and $0.9 million, respectively. During the nine months ended September 30, 2025 and September 30, 2024, the Company recognized operating lease expense of $2.9 million and $2.5 million, respectively.
During the three months ended September 30, 2025 and September 30, 2024, the Company paid $0.7 million and $0.4 million in cash for amounts included in the measurement of the operating lease liability, respectively. During the nine months ended September 30, 2025 and September 30, 2024, the Company paid $1.6 million and $1.5 million in cash for amounts included in the measurement of the operating lease liability, respectively.
As of September 30, 2025 and December 31, 2024, the Company’s operating lease had a remaining term of 2.75 years and 3.5 years, respectively. The Company discounts its lease payments using its incremental borrowing rate as of the commencement of the lease. The Company determined a weighted-average discount rate of 10.2% as of September 30, 2025 and December 31, 2024.
Future minimum rental commitments for the Company’s operating leases reconciled to the operating lease liability are as follows (in thousands):

AS OF
SEPTEMBER 30, 2025
2025 (three months)	$703
2026	2,855
2027	2,941
2028	1,492
Total future minimum lease payments	7,991
Less: imputed interest	(1,003)
Total operating lease liability	6,988
Less: current portion of operating lease liability	(2,247)
Non-current portion of operating lease liability	$4,741
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

__________________
* Currently being investigated in chondrosarcoma, colorectal cancer, Ewing sarcoma, and certain other solid tumor types.
** Currently being investigated in patients with non-small cell lung cancer, or NSCLC, and head and neck squamous cell carcinoma, or HNSCC.

ozekibart (INBRX-109)
Ozekibart (INBRX-109) is a tetravalent death receptor 5, or DR5, agonist currently being evaluated in patients diagnosed with chondrosarcoma, colorectal cancer, and Ewing sarcoma.
Chondrosarcoma
In June 2021, based on the initial Phase 1 data results, we initiated a registration-enabling Phase 2 trial for the treatment of unresectable or metastatic conventional chondrosarcoma for which the United States Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, granted orphan drug designation in November 2021 and August 2022, respectively. The primary endpoint for this Phase 2 trial was progression-free survival, or PFS. This trial completed full enrollment in July 2025 and in October 2025, we announced the study met its primary endpoint of a statistically significant and clinically meaningful median PFS for patients with advanced or metastatic chondrosarcoma treated with ozekibart compared to placebo.
Ozekibart achieved a 52% reduction in the risk of disease progression or death compared to placebo (stratified Hazard Ratio 0.479; 95% CI: 0.33, 0.68); P<0.0001), more than doubling median PFS to 5.52 months versus 2.66 months for placebo. Importantly, ozekibart is the first investigational therapy to demonstrate a significant PFS benefit in a randomized trial for chondrosarcoma, a disease with no approved systemic options.
The benefit of ozekibart was consistent across all pre-specified subgroups, including patients with isocitrate dehydrogenase, or IDH, -wild-type and IDH-mutant tumors. Other key secondary endpoints, including disease control rate (54% vs 27.5%), and delay to deterioration in pain and physical function, further supported the clinical benefit observed with ozekibart.

Ozekibart was generally well tolerated, with a manageable safety profile. The most common treatment-related adverse events were fatigue, constipation, and nausea. Hepatotoxicity, a known risk for this mechanism of action, occurs during the first treatment cycle and is in patients with underlying hepatic impairment. One hepatotoxicity-related fatal event occurred early in the study, prior to the implementation of mitigation measures. Over the course of the ChonDRAgon study, this risk was effectively mitigated by excluding patients with severe liver impairment and by implementing close monitoring during early treatment cycles, allowing for prompt management of liver enzyme elevations. This approach resulted in a low overall incidence of treatment-related hepatic adverse events, 11.8% compared to 4.5% in the placebo arm, the majority of which were Grade 1 or 2 in severity.
We plan to submit to the FDA a biologics license application in the second quarter of 2026.
Colorectal adenocarcinoma
In January 2025, we announced interim efficacy and safety data from the cohort of the Phase 1/2 trial evaluating ozekibart (INBRX-109) in combination with FOLFIRI for the treatment of advanced or metastatic, unresectable colorectal adenocarcinoma, or CRC. Efficacy was assessed in 10 of the 13 patients evaluable as of the cutoff date of December 2, 2024, who received at least one dose of ozekibart, based on RECIST v1.1 criteria. Results demonstrated one complete response, or CR, three partial responses, or PR, and six cases of stable disease, or SD. Durable disease control lasting ≥180 days was observed in 46.2% of patients, with a median PFS of 7.85 months. All patients had received at least one prior line of systemic therapy (median: two; range: 1–6). Notably, the patient achieving a CR had undergone three prior lines of therapy, and two PRs occurred in patients who had failed prior FOLFIRI-based treatments.
Based on the initial results above, we initiated an expansion cohort enrolling 44 patients, as a fourth line of therapy for approximately 70% of patients and as a third line of therapy for approximately 30% of patients. 80% of patients had been previously treated with regimens containing irinotecan. In October 2025, we announced interim results from this expansion cohort. Efficacy, based on RECIST v1.1 criteria, was assessed in 26 evaluable patients as of the cutoff date of October 15, 2025, who had at least one post-baseline scan. The results show a 23% overall response rate, or ORR, and an overall disease control rate of 92%.
Ozekibart, in combination with FOLFIRI, was well tolerated. The most common treatment-emergent adverse events included anemia, diarrhea, nausea, and fatigue, with the majority being low-grade and consistent with the known safety profile of FOLFIRI.
Ewing sarcoma
In November 2023, we announced interim efficacy and safety data from the cohort of the Phase 1/2 trial evaluating ozekibart (INBRX-109) in combination with Irinotecan, or IRI, and Temozolomide, or TMZ, for the treatment of advanced or metastatic, unresectable Ewing sarcoma. Four of the 13 evaluable patients at that time had prior IRI exposure, including two out of the four responses. ozekibart (INBRX-109) in combination with IRI/TMZ was well tolerated from a safety perspective.
Based on this preliminary data, the ongoing Phase 1/2 trial in the Ewing sarcoma cohort was expanded with an expectation of enrolling up to 50 patients. In October 2025, we announced interim results from this expansion cohort. Of the 33 patients recruited to date, more than half were third or fourth line patients. Among the 25 evaluable patients based on the cutoff date of October 15, 2025, we observed a 64% ORR, and a disease control rate of 92%, with the majority of patients experiencing measurable tumor reduction.
Ozekibart in combination with IRI/TMZ was well tolerated. The most common adverse events were diarrhea, nausea, anemia, and fatigue, all consistent with the known safety profile of IRI/TMZ.
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
Interest expense. Interest expense consists of interest on our 2025 Loan Agreement with Oxford during the three and nine months ended September 30, 2025 and on our former loans with Oxford incurred prior to the Merger in 2024, upon which the outstanding debt was assumed by the Acquirer.
Interest income. Interest income consists of interest earned on cash and cash equivalents.

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and September 30, 2024
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2025	2024	($)	(%)
Operating expense:
Research and development	$28,535	$38,893	$(10,358)	(27)%
General and administrative	5,277	7,904	(2,627)	(33)%
Total operating expense	33,812	46,797	(12,985)	(28)%
Loss from operations	(33,812)	(46,797)	12,985	(28)%
Other income (expense)
Interest expense	(3,181)	—	(3,181)	100%
Interest income	1,783	2,892	(1,109)	(38)%
Other income (expense), net	(46)	41	(87)	(212)%
Total other income (expense)	(1,444)	2,933	(4,377)	(149)%
Provision for income taxes	—	—	—	—%
Net loss	$(35,256)	$(43,864)	$8,608	(20)%
Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2025	2024	($)	(%)
External expenses:
Clinical trials	$11,853	$11,691	$162	1%
Contract manufacturing	1,892	10,417	(8,525)	(82)%
Other external research and development	2,666	2,836	(170)	(6)%
Internal expenses:
Personnel	8,801	10,010	(1,209)	(12)%
Equipment, depreciation, and facility	2,536	2,583	(47)	(2)%
Other internal research and development	787	1,356	(569)	(42)%
Total research and development expenses	$28,535	$38,893	$(10,358)	(27)%
Research and development expenses decreased by $10.4 million from $38.9 million during the three months ended September 30, 2024 to $28.5 million during the three months ended September 30, 2025. The overall decrease was primarily due to the following factors:
•clinical trial expense increased by $0.2 million as a result of increased expenses related to our ongoing trials for ozekibart (INBRX-109) and INBRX-106, which were offset in part by decreased expenses following the termination of our INBRX-105 program during 2024;

•contract manufacturing expense decreased by $8.5 million, primarily due to significant expenses incurred for Phase 2 process development and manufacturing activities performed by one of our CDMO partners for our ozekibart (INBRX-109) program during the three months ended September 30, 2024;
•personnel-related expense decreased by $1.2 million due to a decrease in headcount during the three months ended September 30, 2025; and
•other research and development expenses decreased by $0.7 million, which was primarily attributable to a decrease in certain non-recurring sponsored research and preclinical activities, as well as a decrease in purchases of lab supplies following the decrease in headcount during the three months ended September 30, 2025.
G&A Expense
G&A expenses decreased by $2.6 million from $7.9 million during the three months ended September 30, 2024 to $5.3 million during the three months ended September 30, 2025. The overall decrease was primarily due to the following factors:
•professional services-related expenses related to legal services decreased by $1.9 million, primarily attributable to the conclusion of legal proceedings; and
•personnel-related expenses decreased by $0.5 million due to a decrease in headcount during the three months ended September 30, 2025.
Other Income (Expense)
Interest expense. Interest expense was $3.2 million during the three months ended September 30, 2025, all of which related to interest incurred and the amortization of debt discounts related to the 2025 Loan Agreement, under which we had $100.0 million in outstanding principal during the period. We did not incur any interest during the three months ended September 30, 2024 following the extinguishment of our outstanding debt in connection with the Merger.
Interest income. During the three months ended September 30, 2025 and September 30, 2024, we earned $1.8 million and $2.9 million of interest income related to interest earned on our sweep and money market account balances, respectively.

Comparison of the Nine Months Ended September 30, 2025 and September 30, 2024
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2025	2024	($)	(%)
Revenue:
License fee revenue	$1,300	$100	$1,200	1,200%
Total revenue	1,300	100	1,200	1,200%
Operating expense:
Research and development	87,679	170,376	(82,697)	(49)%
General and administrative	17,723	111,244	(93,521)	(84)%
Total operating expense	105,402	281,620	(176,218)	(63)%
Loss from operations	(104,102)	(281,520)	177,418	(63)%
Other income (expense)
Gain related to transaction with Acquirer	—	2,021,498	(2,021,498)	(100)%
Interest expense	(9,011)	(13,491)	4,480	(33)%
Interest income	6,236	8,937	(2,701)	(30)%
Other expense, net	(342)	15	(357)	(2380)%
Total other income (expense)	(3,117)	2,016,959	(2,020,076)	(100)%
Provision for income taxes	2	2	—	—%
Net income (loss)	$(107,221)	$1,735,437	$(1,842,658)	(106)%
License Fee Revenue
License fee revenue during the nine months ended September 30, 2025 was $1.3 million and consisted of revenue related to the Scithera License Agreement which we recognized following the completion of the transfer of all licenses, related materials, and know-how. License fee revenue during the nine months ended September 30, 2024 was $0.1 million and consisted of revenue related to the 2020 Regeneron Agreement which we recognized following the grant of a six-month extension of the option term.

Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2025	2024	($)	(%)
External expenses:
Clinical trials	$29,200	$39,339	$(10,139)	(26)%
Contract manufacturing	14,270	46,911	$(32,641)	(70)%
Other external research and development	7,260	9,439	(2,179)	(23)%
Internal expenses:
Personnel	26,764	62,454	(35,690)	(57)%
Equipment, depreciation, and facility	7,682	7,200	482	7%
Other internal research and development	2,503	5,033	(2,530)	(50)%
Total research and development expenses	$87,679	$170,376	$(82,697)	(49)%

Research and development expenses decreased by $82.7 million from $170.4 million during the nine months ended September 30, 2024 to $87.7 million during the nine months ended September 30, 2025. The overall decrease was primarily due to the following factors:
•clinical trial expense decreased by $10.1 million, primarily due to decreased expenses following the spin-off of our INBRX-101 program, which occurred during the second quarter of 2024, and the termination of our INBRX-105 program during 2024, in addition to decreases in expenses in our registration-enabling Phase 2 trial for ozekibart (INBRX-109) for the treatment of unresectable or metastatic conventional chondrosarcoma as the trial approached completion of enrollment ahead of our data readout. These decreases in expenses were offset in part by increases in our ongoing trials for INBRX-106, in which we opened additional sites and increased enrollment during the period;
•contract manufacturing expense decreased by $32.6 million primarily due to a decrease in expenses in the current period following the purchase of raw materials for our drug substance manufacturing and Phase 2 process development and manufacturing activities with one of our CDMO partners for our ozekibart (INBRX-109) program during the nine months ended September 30, 2024, as well as decreased expenses following the spin-off of our INBRX-101 program, which occurred during the second quarter of 2024;
•personnel-related expense decreased by $35.7 million, which was primarily related to $25.9 million in stock option expense recognized during the nine months ended September 30, 2024 upon the acceleration of outstanding options in connection with the close of the Merger, in addition to a decrease in headcount during the nine months ended September 30, 2025; and
•other research and development expenses decreased by $4.7 million, which was primarily attributable to a decrease in certain non-recurring sponsored research and preclinical activities, as well as a decrease in purchases of lab supplies and travel expenses following the decrease in headcount during the nine months ended September 30, 2025.
G&A Expense
G&A expenses decreased by $93.5 million from $111.2 million during the nine months ended September 30, 2024 to $17.7 million during the nine months ended September 30, 2025. The overall decrease during the nine months ended September 30, 2025, was primarily due to the following factors:

•expenses related to the Merger of $68.1 million, consisting of legal, advisory, and consulting services performed in connection to the transaction, and SEC filing fees in connection with filings related to the transaction during the nine months ended September 30, 2024;
•personnel-related expenses decreased by $18.5 million, which was primarily related to $15.2 million in stock option expense recognized during the nine months ended September 30, 2024 upon the acceleration of outstanding options in connection with the close of the Merger, in addition to a decrease in headcount during the nine months ended September 30, 2025; and
•professional services-related expenses related to legal services, which decreased by $3.9 million, primarily attributable to the conclusion of legal proceedings.
Other Income (Expense)
Gain related to transaction with Acquirer. During the nine months ended September 30, 2024, we earned $2.0 billion of other income, consisting of gains recorded in connection with the completion of the Merger. We recorded a gain of $1.7 billion related to Merger consideration for our outstanding common stock, warrants, and stock options, in addition to $211.3 million related to the extinguishment of our Amended 2020 Loan Agreement assumed by the Acquirer. In addition to the Acquirer assuming our outstanding debt, the Acquirer assumed outstanding assets and liabilities related to INBRX-101 upon the transaction, resulting in a gain of $14.5 million. The Acquirer also reimbursed us for or paid on our behalf $68.0 million of transaction costs related to the Merger, resulting in a gain. We did not earn income or gains in connection with the Merger during the nine months ended September 30, 2025 and do not expect to in future periods.
Interest expense. Interest expense was $9.0 million during the nine months ended September 30, 2025, all of which related to interest incurred and the amortization of debt discounts related to the 2025 Loan Agreement, under which we had $100.0 million in outstanding principal during the period. Interest expense was $13.5 million during the nine months ended September 30, 2024, all of which related to interest incurred and the amortization of debt discounts related to the Amended 2020 Loan Agreement, under which we had $200.0 million in outstanding principal during the period prior to its extinguishment upon the Merger.
Interest income. During the nine months ended September 30, 2025 and September 30, 2024, we earned $6.2 million and $8.9 million, respectively, of interest income related to interest earned on our sweep and money market account balances.
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
Future Funding Requirements
Since our inception, we have devoted substantially all of our efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of our therapeutic candidates, pre-commercialization activities, organizing and staffing the Company, establishing our intellectual property portfolio, and raising capital to support and expand these activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. Our net income or losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities, as well as the timing of other corporate transactions. During the nine months ended September 30, 2025 our net loss was $107.2 million. As of September 30, 2025, we had an accumulated deficit of $213.4 million and cash and cash equivalents of $153.1 million.

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
Our lease for our laboratory and office space expires in 2028, with an option to extend for an additional three years. As of September 30, 2025, we had future minimum rental payments under these leases of $8.0 million, of which $2.8 million and $5.2 million are current and non-current, respectively. For more information regarding these lease agreements, refer to Note 8 to the unaudited condensed consolidated financial statements.
We enter into contracts in the normal course of business with CROs related to our ongoing preclinical studies and clinical trials and with CDMOs for clinical supplies and manufacturing scale-up activities. These contracts are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $20.4 million in our condensed consolidated balance sheets for expenditures incurred by CROs and CDMOs as of September 30, 2025.
While these contracts are generally cancellable, some may contain specific activities that involve one or more noncancellable commitments. Depending on the timing and reasoning of the exit, certain termination penalties may apply and can range from the cost of work performed to date up to twelve months of future committed manufacturing costs. As of September 30, 2025, the noncancellable portion of these contracts totaled in aggregate, excluding amounts recorded in accounts payable and accrued expenses as of this date, approximately $12.6 million. The noncancellable purchase commitments relate to future contract manufacturing of drug supply for one of our therapeutic candidates.

Cash Flow Summary
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024
Net cash used in operating activities	$(99,672)	$(150,689)
Net cash used in investing activities	(28)	(2,581)
Net cash provided by financing activities	100,192	71,678
Net increase (decrease) in cash and cash equivalents	$492	$(81,592)
Operating Activities
Net cash used in operating activities was $99.7 million during the nine months ended September 30, 2025 and consisted primarily of a net loss of $107.2 million, adjusted for non-cash items, including accretion on our debt discount and the non-cash portion of interest expense related to our debt of $1.8 million, stock-based compensation expense of $8.4 million, depreciation and amortization of $1.9 million, and non-cash lease expense of $1.3 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, including the decrease in operating lease liability of $1.1 million as a result of lease payments made throughout the period, an increase in accounts receivables and other receivables of $0.4 million, and decreases in accounts payable of $2.5 million and accrued expenses of $2.9 million due to the timing of payments to our CRO and CDMO partners during the period. These uses of cash were offset in part by a decrease in prepaid expenses and other current assets of $1.0 million as a result of the timing of payments to our CRO and CDMO partners during the period.
Net cash used in operating activities was $150.7 million during the nine months ended September 30, 2024 and consisted primarily of a net income of $1.7 billion, adjusted for non-cash items. Non-cash adjustments primarily relate to gains recorded upon the Merger of $2.0 billion. Other non-cash adjustments include accretion on our debt discount and the non-cash portion of interest expense related to our debt of $2.1 million, stock-based compensation expense of $55.5 million, depreciation and amortization of $1.6 million and non-cash lease expense of $1.4 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, primarily related to an increase in other non-current assets of $3.5 million due to prepayments and additional deposits we made to our CRO partners during the period. Additionally, the operating lease liability decreased by $1.3 million as a result of lease payments made throughout the period. These uses of cash were offset by increases in accrued expenses and other current liabilities of $35.9 million and an increase in accounts payable of $21.0 million due to the timing of payments to our CRO and CDMO partners during the period, each of which excludes the liabilities related to INBRX-101 which were assumed by the Acquirer in the Merger.
Investing Activities
Net cash used in investing activities was $28,000 and $2.6 million during the nine months ended September 30, 2025 and September 30, 2024, respectively, and was related to capital purchases of software and laboratory equipment.
Financing Activities
Net cash provided by financing activities was $100.2 million during the nine months ended September 30, 2025, which consisted primarily of net proceeds of $99.8 million from the 2025 Loan Agreement which we entered into in January 2025, in addition to $0.4 million from the proceeds from the exercise of stock options. Net cash provided by financing activities was $71.7 million during the nine months ended September 30, 2024, which consisted of proceeds from the exercise of stock options.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our efforts to evaluate and potentially pursue alternatives for monetizing ozekibart (INBRX-109) may not result in the consummation of any transaction, or achieve the desired objectives of such a transaction. Our efforts may create a distraction for our management team and adversely affect our business operations.
We are exploring a variety of potential alternatives for monetizing ozekibart (INBRX-109), with a focus on tax efficiency and enhancing stockholder value while minimizing dilution. Our ability to successfully execute a transaction is dependent on a variety of factors, a large number of which are out of our control, and we may not be able to implement a transaction on favorable terms, or within an advantageous timeframe, or recognize significant value for ozekibart (INBRX-109). Additionally, the negotiation and consummation of a transaction may be costly and time-consuming. A transaction may not be as efficient from a tax perspective as we desire, or enhance stockholder value, or result in any other anticipated or intended benefits. We also could incur total costs and expenses that are greater than expected, and our efforts could make it more difficult to attract and retain qualified personnel or disrupt our operations, each of which could have a material adverse effect on our business.
The current market price of our common stock may reflect an assumption that a transaction involving ozekibart (INBRX-109) will occur, and any perceived delay or failure to complete a transaction could result in negative investor perceptions and could cause a decline in the market price of our common stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into potential transactions. We cannot guarantee that any transaction involving ozekibart (INBRX-109) will be negotiated, signed or completed, be on attractive terms, enhance stockholder value or deliver any anticipated benefits.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.
(a) Exhibits.

Exhibit No.	Description of Exhibit	Filed Herewith	Form	Incorporated By Reference File No.	Date Filed
2.1^	Agreement and Plan of Merger, dated as of January 22, 2024, by and among Inhibrx, Inc., Aventis Inc., and Art Acquisition Sub, Inc.		8-K	001-39452	1/23/2024
2.2^	Separation and Distribution Agreement, dated as of January 22, 2024, by and among Inhibrx, Inc., Ibex SpinCo, Inc., and Aventis Inc.		8-K	001-39452	1/23/2024
2.3	Amendment to Separation and Distribution Agreement, dated as of September 23, 2025, by and among Inhibrx Biosciences, Inc., Sanofi AATD Inc., and Aventis Inc.	X
3.1	Amended & Restated Certificate of Incorporation of Inhibrx Biosciences, Inc.		8-K	001-42031	5/30/2024
3.2	Amended & Restated Bylaws of Inhibrx Biosciences, Inc.		8-K	001-42031	5/30/2024
4.1	Form of Warrant to Purchase Stock		10	001-42031	4/25/2024
4.2	Form of Warrant to Purchase Stock by and between Inhibrx Biosciences, Inc. and entities affiliated with Oxford Finance LLC		8-K	001-42031	1/13/2025
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	X

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

INHIBRX BIOSCIENCES, INC.

Date: November 14, 2025	/s/ Mark P. Lappe
Mark P. Lappe
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 14, 2025	/s/ Kelly D. Deck
Kelly D. Deck, C.P.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)