Form 10-K
period 2025-12-31
Inhibrx Biosciences, Inc.
filed 2026-03-19
CIK 2007919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.               ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                     ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                      ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).               Yes  ☐ No ☒
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $174.6 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $14.27 per share.

As of March 11, 2026, the registrant had 14,607,036 shares of common stock outstanding.

Documents Incorporated By Reference
The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

INHIBRX BIOSCIENCES, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2025

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
On May 30, 2024, the Former Parent completed the merger, or the Merger, of Art Acquisition Sub, Inc., a wholly-owned subsidiary of Aventis Inc., or the Acquirer, a wholly-owned subsidiary of Sanofi S.A., or Sanofi, with and into the Former Parent with the Former Parent continuing as the surviving entity. Pursuant to the Merger (i) all assets and liabilities primarily related to INBRX-101, or the 101 Business, were transferred to the Acquirer; and (ii) by way of the Separation, we acquired the assets and liabilities and corporate infrastructure associated with its ongoing programs, INBRX-106 and ozekibart (INBRX-109), and its discovery pipeline, as well as the remaining close-out obligations related to its previously terminated program, INBRX-105. From and after the closing, Inhibrx continues to operate as a stand-alone, publicly traded company focused on ozekibart and INBRX-106, both of which are clinical-stage programs.
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

Current Clinical Pipeline
Our current clinical pipeline of therapeutic candidates includes ozekibart and INBRX-106, both of which utilize our multivalent formats where the precise valency can be optimized in a target-centric way to mediate what we believe to be the most appropriate agonist function:

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
Our Strategy
Our mission is to discover and develop effective biologic treatments applicable to a range of challenging, validated targets with high potential to help people with life-threatening conditions. We are a biopharmaceutical company aiming to develop a differentiated and sustainable product portfolio by focusing on the following:
Rapidly advance and optimize the clinical development of our lead programs.
Since entering the clinic, we have made great strides in our clinical programs, with the successful completion of two registration-enabling trials. In May 2024, we completed a successful Merger and Separation with Sanofi for the purchase of our INBRX-101 program for alpha-1 antitrypsin deficiency disorder. Positive data from that registrational program read out in October 2025. In October 2025, we announced positive data from our ozekibart (INBRX-109) registration-enabling trial in advanced or metastatic, unresectable chondrosarcoma.
Both ozekibart and INBRX-106 have key data or milestone events expected in 2026.
Apply our protein engineering platforms to create differentiated, next-generation therapeutics in focused disease areas with a high unmet medical need.
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
Our Pipeline
ozekibart (INBRX-109)
Ozekibart is a precisely engineered tetravalent therapeutic candidate targeting death-receptor 5, or DR5, a TNFRSF member, also known as tumor necrosis factor-related apoptosis-inducing ligand, or TRAIL, receptor 2. DR5 activation induces cancer-specific programmed cell death. The valency of ozekibart was selected to maximize the therapeutic index.
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

Unmet Medical Need
We are currently investigating ozekibart in chondrosarcoma, Ewing sarcoma, and colorectal cancer. These are some of the most aggressive diseases, some of which are also orphan oncology indications that have shown signs of activity in preclinical studies. These indications, particularly in advanced or refractory settings, often do not respond well to currently approved therapies and represent a significant unmet need.
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
Colorectal adenocarcinoma, or CRC, is the third most frequent cancer globally and the second leading cause of cancer-related death. According to the World Health Organization, there were nearly 2,000,000 new cases of CRC in 2020, with nearly 1,000,000 deaths. Effective therapies beyond the second-line setting are limited. In the U.S., the five-year relative survival rate in patients with metastatic CRC is 15.7%, underscoring the need for better treatments.
Our Solution — ozekibart
Ozekibart is a tetravalent agonist of DR5 that we designed with our proprietary single domain antibody, or sdAb, platform to drive cancer-selective programmed cell death and to maximize potency while minimizing on-target liver toxicity arising from hepatocyte apoptosis. We believe ozekibart has the potential to overcome the limitations of previous DR5 agonists. As shown in the diagram below, ozekibart is comprised of four DR5 targeted sdAbs fused to an Fc region that has been modified to prevent Fc receptor interactions. In preclinical studies, we have observed that ozekibart has the ability to potently agonize DR5 through efficient receptor clustering, causing cancer cell death. Based upon experience with earlier generation DR5 agonists, hepatocytes appear to be a non-cancerous cell type particularly sensitive to DR5 agonism. We have engineered ozekibart with our proprietary sdAb modifications to reduce recognition by pre-existing anti-drug antibodies in humans, which can lessen the potential for hyper-clustering and thereby reduce potential hepatotoxicity.

ozekibart: Tetravalent DR5 Agonistic Antibody
Phase 1/2 Clinical Trial of ozekibart
We initiated a Phase 1 clinical trial in the United States in November 2018. This Phase 1 clinical trial was designed as an open-label, three-part trial in patients with locally advanced or metastatic solid tumors. Part 1 of the trial completed in August 2019 and enrolled 20 patients, utilizing a traditional 3+3 dose escalation design escalating ozekibart as a single agent from 0.3 mg/kg to 30 mg/kg. Ozekibart was observed to be well-tolerated without significant toxicities observed at doses up to and including the maximum administered dose of 30 mg/kg. No MTD was reached. In September 2019, we commenced Part 2, single agent dose expansion cohorts, which enrolled 121 patients in single agent dose cohorts in the following tumor types: colorectal and gastric adenocarcinomas, malignant pleural mesothelioma, chondrosarcoma, synovial sarcoma, and solid tumors. In February 2021, we initiated chemotherapy combination cohorts in Part 3 of this trial, of which we are still investigating in Ewing sarcoma and colorectal adenocarcinoma.
Primary objectives of the Phase 1 trial were safety, tolerability, and determination of the maximum tolerated dose, or MTD, and recommended Phase 2 dose. For some of the expansion cohorts in Part 2 and Part 3, clinical anti-tumor efficacy, such as response rate, was also included as one of the primary objectives. Secondary objectives were serum exposure and immunogenicity, as measured by frequency of anti-drug antibodies. Exploratory objectives included clinical anti-tumor efficacy, based on response rate, duration of response, disease control rate, progression-free survival and overall survival, as well as evaluation of potential predictive diagnostic and pharmacodynamic biomarkers.
Colorectal Adenocarcinoma
In January 2025, we announced interim efficacy and safety data from the cohort of the Phase 1/2 trial evaluating ozekibart in combination with FOLFIRI for the treatment of advanced or metastatic, unresectable colorectal adenocarcinoma, or CRC. Efficacy was assessed in 10 of the 13 evaluable patients as of the cutoff date of December 2, 2024, who received at least one dose of ozekibart, based on RECIST v1.1 criteria. Results demonstrated one complete response, or CR, three partial responses, or PR, and six cases of stable disease, or SD. Durable disease control lasting ≥180 days was observed in 46.2% of patients, with a median progression-free survival, or PFS, of 7.85 months. All patients had received at least one prior line of systemic therapy (median: two; range: 1–6). Notably, the patient achieving a CR had undergone three prior lines of therapy, and two PRs occurred in patients who had failed prior FOLFIRI-based treatments.

Based on the interim data observed above, we initiated an expansion cohort enrolling 44 patients, as a fourth line of therapy for approximately 70% of patients and as a third line of therapy for approximately 30% of patients. 80% of patients had been previously treated with regimens containing irinotecan. Efficacy was assessed in 26 evaluable patients who had at least one post-baseline scan as of the cutoff date of October 15, 2025. Based on RECIST v1.1 criteria, a 23% overall response rate, or ORR, was observed and an overall disease control rate of 92% was observed.
In general, ozekibart in combination with FOLFIRI was well tolerated. The most common treatment-emergent adverse events included anemia, diarrhea, nausea, and fatigue, with the majority being low-grade and consistent with the known safety profile of FOLFIRI.
We plan to provide an update on the expansion cohort during the second quarter of 2026 when the PFS data is mature. If the current response and duration trends observed continue, we plan to meet with the FDA in the second half of 2026 to discuss an accelerated approval pathway for this indication.
Ewing Sarcoma
In November 2023, we announced interim efficacy and safety data from the cohort of the Phase 1/2 trial evaluating ozekibart in combination with Irinotecan, or IRI, and Temozolomide, or TMZ, for the treatment of advanced or metastatic, unresectable Ewing sarcoma. Among the 13 patients evaluable as of the data cut of September 8, 2023, the observed disease control rate was 76.9%, or 10 out of 13 patients as measured by RECISTv1.1, with seven patients achieving partial responses (53.8%) and three patients achieving stable disease (23.1%). Four of the 13 evaluable patients at that time had prior IRI exposure, including two out of the four responses.
Based on this preliminary data, the ongoing Phase 1/2 trial in the Ewing sarcoma cohort was expanded to enroll up to an additional 50 patients. In March 2026, we provided an update at the European Society for Medical Oncology (ESMO) Sarcoma and Rare Cancers Congress. Of the 31 patients evaluable based on a cutoff date of January 15, 2026, we observed a 64.5% ORR and a disease control rate of 87.1%. At the time of the presentation, responses were ongoing in eight patients, one of which had been on treatment and progression free for more than two years.
Ozekibart in combination with IRI/TMZ was well tolerated. The most common adverse events were diarrhea, nausea, anemia, and fatigue, all consistent with the known safety profile of IRI/TMZ.
We expect to complete enrollment in the Phase 1/2 trial of ozekibart in combination with IRI/TMZ for advanced or metastatic, unresectable, relapsed, or refractory Ewing sarcoma in the second half of 2026.
If the current response and duration trends observed continue, we plan to meet with the FDA in the second half of 2026 to discuss an accelerated approval pathway for this indication.
Chondrosarcoma
Phase 1 ozekibart in Chondrosarcoma
In January 2021, the FDA granted Fast Track designation to ozekibart for the treatment of patients with unresectable or metastatic conventional chondrosarcoma. In November 2021, the FDA granted orphan drug designation for ozekibart for the treatment of chondrosarcoma. In August 2022, the European Commission granted orphan designation for ozekibart for the treatment of chondrosarcoma.
In November 2024, we announced efficacy and safety data from the Phase 1 expansion cohort evaluating ozekibart for the treatment of chondrosarcoma. Among the 54 patients evaluable, the observed disease control rate was 77.8%, or 42 out of 54 patients as measured by RECISTv1.1, with two patients achieving partial responses (3.7%) and 40 patients achieving stable disease (74.1%). Disease control was observed in patients with and without IDH1/IDH2 mutations. Of those achieving stable disease, 55.0% had decreases from baseline in tumor size. 23 of 42 patients (54.8%) who achieved disease control maintained control for longer than 6 months, and the longest duration of stable disease observed was 27 months. The median progression-free survival, or PFS, was 7.42 months.

ChonDRAgon Trial
In June 2021, we initiated a randomized, blinded, placebo-controlled, registrational trial in patients with metastatic, unresectable conventional chondrosarcoma, which enrolled over 200 patients in total at 68 different sites worldwide. The primary objective of the trial was the evaluation of the efficacy of ozekibart as measured by median PFS, assessed by central real-time independent radiology review per RECIST 1.1. Secondary objectives were the evaluation of overall survival, median PFS by investigator assessment, quality of life, objective response rate, duration of response, disease control rate, safety and tolerability, pharmacokinetics and anti-drug antibodies to ozekibart.
Key enrollment criteria in order for patients to qualify for inclusion in the trial were grade 2 or 3 unresectable or metastatic conventional chondrosarcoma. Patients received either ozekibart or placebo every three weeks at a randomization of 2:1, stratified by the line of therapy, grade and IDH1/2 mutation status. Patients randomized to the placebo arm were allowed to crossover to receive ozekibart upon confirmation of progression as reported by central independent radiology review.
In October 2025, we announced ChonDRAgon met its primary endpoint of a statistically significant and clinically meaningful median PFS for patients with advanced or metastatic chondrosarcoma treated with ozekibart compared to placebo. Ozekibart achieved a 52% reduction in the risk of disease progression or death compared to placebo (stratified Hazard Ratio 0.479; 95% CI: 0.33, 0.68); P<0.0001), more than doubling median PFS to 5.52 months versus 2.66 months for placebo. Importantly, ozekibart is the first investigational therapy to demonstrate a significant PFS benefit in a randomized trial for chondrosarcoma, a disease with no approved systemic options.
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
Following recent regulatory interactions, we plan to submit a biologics license application, or BLA, early in the second quarter of 2026.
Safety Data for ozekibart
Of the 273 patients studied and evaluable in our Phase 1 trial as of the cutoff date of August 2, 2025, the treatment-related serious adverse events observed in more than one patient were (i) abnormal laboratory findings of increased alanine aminotransferase (8 or 2.9%), increased aspartate aminotransferase (8 or 2.9%), (ii) gastrointestinal disorders, which included diarrhea (4 or 1.5%), (iii) blood and lymphatic system disorders, which included anemia (3 or 1.1%), febrile neutropenia, a condition where the body has a reduced number of a certain type of white blood cells in conjunction with a fever (2 or 0.7%), (iv) hepatobiliary (liver, bile duct or gallbladder) disorders which included acute hepatic failure (3 or 1.1%).
Of the 180 patients studied and evaluable in the ChonDRAgon study as of the primary endpoint cutoff date of September 30, 2025, the serious adverse events related to study drug (ozekibart during the double blind or crossover period) that occurred in more than one patient were (i) abnormal laboratory findings of increased alanine aminotransferase (6 or 3.3%), increased aspartate aminotransferase (5 or 2.8%), (ii) hepatobiliary disorders, which included hepatic failure (2 or 1.1%).

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
Clinical Data
We initiated a Phase 1/2 clinical trial in December 2019 for INBRX-106. This trial was designed as an open-label, four-part trial in patients with locally advanced or metastatic solid tumors. Primary objectives of the trial were safety and tolerability, and the determination of the MTD and recommended Phase 2 dose of INBRX-106 as a single agent and in combination with KEYTRUDA®. For some of the expansion cohorts in part 4, clinical anti-tumor efficacy, such as response rate, was also included as one of the primary objectives. Secondary objectives were serum exposure, immunogenicity, as measured by the frequency of anti-drug antibodies, and clinical anti-tumor efficacy per RECIST (version 1.1) and immune RECIST based on response rate, duration of response, disease control rate, progression-free survival and overall survival. Exploratory objectives included evaluation of potential predictive diagnostic and pharmacodynamic biomarkers.
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
In Parts 3 and 4 of this trial, INBRX-106 was evaluated in combination with KEYTRUDA®. In the all-comer Part 3 of the trial, INBRX-106 was escalated in combination with KEYTRUDA® and enrolled patients with locally advanced or metastatic solid tumors. It was observed to be well tolerated, with predominantly mild or moderate non-serious immune-related toxicities noted. We observed durable responses across multiple tumor types.
In Part 4, INBRX-106 combination expansion cohorts, we enrolled patients with NSCLC and HNSCC, both in combination with KEYTRUDA®. The patients had to be positive for PD-L1 expression, as determined by immunohistochemistry, and possess adequate hematologic and organ function, to qualify for enrollment.
The initial data with a cutoff date of August 2024 was observed from 24 NSCLC patients who all had previous checkpoint inhibitor exposure was tumor reduction or stabilization of target lesions in more than half the patients. Of those patients, one complete response and four partial responses were observed. The initial data with a cutoff date of August 2024 was observed from 14 HNSCC patients, seven of which were checkpoint failures and seven of which were checkpoint naive, was tumor reduction of target lesions in half the patients. Of those patients, two complete responses and five partial responses were observed. These cohorts have been expanded to recruit additional patients, and a new cohort was added in NSCLC patients with any PD-L1 status to evaluate the safety of chemotherapy when used in conjunction with the INBRX-106 and KEYTRUDA® combination. Early evaluation of the data indicate INBRX-106 in combination with pembrolizumab can be safely combined with chemotherapy, which supports further evaluation of this combination in indications where checkpoint inhibitors are used in conjunction with chemotherapy.
In November 2025, we completed enrollment of the Phase 1/2 trial evaluating 34 patients in checkpoint inhibitor refractory or relapsed NSCLC in combination with KEYTRUDA®. Primary endpoints for this cohort are objective response rate, or ORR, disease control rate, duration of response, or DOR, and safety.
In June 2024, a seamless Phase 2/3 clinical trial was initiated for INBRX-106 in combination with KEYTRUDA® as a first-line treatment for patients with locally advanced recurrent or metastatic HNSCC. This trial recruited patients who had not received prior checkpoint inhibitors and whose tumors expressed a PDL-1 combined positive score, or CPS, equal to or greater than 20. During the first quarter of 2026, we completed enrollment of 68 patients in the Phase 2 portion with a primary endpoint of ORR, supported by secondary endpoints of DOR, PFS, and safety. We plan to provide initial results from the Phase 2 trial in the second quarter of 2026. We plan to announce PFS data from this trial in the fourth quarter of 2026 at the European Society for Medical Oncology 2026 Congress.
If positive, we anticipate this data may ungate the Phase 3 portion, where we expect approximately 350 patients will be randomized to INBRX-106 or placebo in combination with KEYTRUDA®. The co-primary endpoints for the Phase 3 portion of the study are expected to be PFS and overall survival.
Safety Data for INBRX-106
Of the 272 patients studied and evaluable in our Phase 1/2 clinical trial for INBRX-106 as of the cutoff date of June 13, 2025, the treatment-related serious adverse events observed in more than one patient were (i) pyrexia, or fever (4 or 1.5%), (ii) diarrhea (3 or 1.1%), (iii) cytokine release syndrome (3 or 1.1%), (iv) infusion-related reactions (3 or 1.1%), (v) pneumonia (2 or 0.7%), and rash (2 or 0.7%).
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
As of December 31, 2025, our patent estate contains 31 patent families that we solely own, 2 patent families that we co-own with Regeneron Pharmaceuticals, Inc. (formerly 2Seventy Bio, Inc.) and 2 patent families that we co-own with Poplar Therapeutics, Inc., formerly Phylaxis BioScience, LLC. The patent estate is comprised of 32 issued U.S. patents, 164 issued foreign patents in various countries around the world, including Australia, Canada, China, Europe (validated in France, Germany, Italy, Spain, the United Kingdom and other European countries), Russia, India, Israel, Japan, Mexico, New Zealand, Singapore, South Korea, South Africa and other countries as further described below, 28 pending U.S. patent applications, 3 pending Patent Cooperation Treaty, or PCT, applications, 1 pending US provisional application, and 348 pending patent applications in various jurisdictions outside of the U.S., as further described below.
INBRX-106
With regard to INBRX-106, as of December 31, 2025, we solely own 3 patent families relating to the composition of matter of INBRX-106, its methods of use for the treatment of cancer and/or its alternative dosing regimens for the treatment of cancer. These patent families are comprised of: 3 issued U.S. patents, 11 issued patents in various countries around the world, including Australia, Chile, Indonesia, Israel, Japan, Mexico, New Zealand, Russia and Vietnam, 1 pending U.S. patent application, 2 pending PCT applications and 31 pending patent applications in various countries around the world, including Argentina, Australia, Brazil, Canada, China, Europe, Gulf Cooperation Council, Hong Kong, India, Indonesia, Israel, Japan, Malaysia, New Zealand, Philippines, Singapore, South Africa, South Korea, Taiwan, and Thailand. These patents and patents issuing from these applications, if any, are expected to expire between 2037 and 2044, absent any patent term adjustments or extensions or terminal disclaimers.
ozekibart (INBRX-109)
With regard to ozekibart, as of December 31, 2025, we solely own 4 patent families relating to the composition of matter of ozekibart, its methods of use for the treatment of cancer, its formulations, and/or its use in combination with select compounds. These patent families are comprised of: 3 issued U.S. patents, 53 issued patents in various countries around the world, including Australia, Brazil, China, Europe (validated in France, Germany, Italy, Spain, the United Kingdom and other European countries), Hong Kong, India, Indonesia, Israel, Japan, Mexico, New Zealand, Russia, Singapore, South Korea, and South Africa, 4 pending U.S. patent applications and 61 pending patent applications in various countries around the world, including Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Indonesia, India, Israel, Japan, Mexico, New Zealand, Russia, Singapore, South Africa, South Korea, Taiwan and Thailand. These patents and patents issuing from these applications, if any, are expected to expire between 2036 and 2043, absent any patent term adjustments or extensions or terminal disclaimers.
Single Domain Antibody and Multispecific Technologies
With regard to our single domain antibody and multispecific technologies, as of December 31, 2025, we solely own 6 patent families relating to non-immunogenic single domain antibodies, multispecific molecules having a constrained CD3 binding, molecules comprising modified IL-2 variants, and/or methods of using such molecules to treat diseases (e.g., cancer). These patent families are comprised of: 4 issued U.S. patents, 26 issued patents in Australia, Canada, China, Hong Kong, Indonesia, India, Israel, Japan, Malaysia, Mexico, New Zealand, Russia, Singapore, South Korea, and Taiwan, 6 pending U.S. patent applications and 83 pending patent applications in various countries around the world, including Argentina, Australia, Brazil, Canada, Chile, China, Europe, Gulf Cooperation Council, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Philippines, Russia, Saudi Arabia, Singapore, South Africa, South Korea and Taiwan. These patents and patents issuing from these applications, if any, are expected to expire between 2036 and 2041, absent any patent term adjustments or extensions or terminal disclaimers.
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
Any therapeutic candidates that we successfully develop and commercialize will compete with currently approved therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our therapeutics, the ease of use and effectiveness of any complementary diagnostics and/or companion diagnostics, and price and levels of reimbursement. Our primary competitors fall into the following groups:
•Companies developing novel therapeutics based on sdAb or alternative scaffold product candidates, including Crescendo Biologics Ltd., Molecular Partners AG, Precirix NV, Affibody Medical AB, Numab Therapeutics AG, GT Biopharma, Inc., and Sanofi;
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
Government Regulation
Governmental authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing and export and import of product candidates such as those we are developing. Our therapeutic candidates must be approved by the FDA through the BLA process before they may be legally marketed in the United States and will be subject to similar requirements in other countries prior to marketing in those countries. The process of obtaining marketing approvals in the U.S. and in foreign countries and jurisdictions, and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations, require the expenditure of substantial time and financial resources. Failure to comply with the applicable FDA requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions.
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
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice requirements, or cGMPs, to assure that the facilities, commercial manufacturing process, testing methods and controls are adequate to ensure manufacturing robustness and to preserve the drug’s identity, strength, quality and purity;
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
In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under the PREA, BLAs and certain supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is deemed safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.
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
Additionally, the containment of healthcare costs has become a priority of federal and state governments and the prices of therapeutics have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic and biosimilar products. For example, the U.S. Department of Health and Human Services, or HHS, imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the

Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. If third-party payors do not consider our products to be cost-effective compared to other therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement for the pharmaceutical or biological products apply to companion diagnostics.
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
Moreover, among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, was enacted in March 2010 and has had a significant impact on the health care industry in the United States. It also included the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product.
Since its enactment, certain provisions of the ACA have been subject to judicial, executive, and legislative challenges. For example, on July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, the U.S. Centers for Medicare & Medicaid Services, or CMS, and related agencies.

These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, or TrumpRx, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which also imposes certain obligations with respect to safeguarding the privacy and security of individually identifiable health information of covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates, independent contractors of a covered entity that perform certain services involving the use or disclosure of individually identifiable health information on their behalf and their covered subcontractors;
•    The Physician Payments Sunshine Act, enacted as part of the ACA, among other things, imposes reporting requirements on manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to CMS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), teaching hospitals and certain advanced non-physician healthcare practitioners, as well as ownership and investment interests held by physicians and their immediate family members. The law provides for the imposition of civil monetary penalties, and payments reported also have the potential to draw scrutiny on payments and relationships with physicians, which may have implications under the Anti-Kickback Statute and other healthcare laws; and
•    Analogous state laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug and therapeutic biologics manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and pricing information; and state and local laws which require certain regulatory licenses to manufacture or distribute products commercially and/or the registration of pharmaceutical sales representatives.
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
Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in certain transactions or agreements with certain third parties in the future.
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
Employee Profile
As of December 31, 2025, we had 110 employees, 109 of whom were full-time, 84 of whom were engaged in research and development activity, and 51 of which hold advanced degrees, including but not limited to Ph.D., M.D., PharmD, J.D., MBA, and other master’s degrees. None of the employees are represented by a labor union and we believe we maintain good relations with our employees. Our employees represent a broad range of backgrounds and bring a wide array of perspectives and experiences. We believe this allows us to better drive innovation and achieve our mission.
Employee Conduct & Ethics
We have adopted corporate policies, including a Corporate Code of Conduct and Ethics and Whistleblower Policy, or Code of Conduct, which apply to all of our employees. All employees complete a mandatory public company training session and are required to abide by, review and confirm compliance with our Code of Conduct, as well as our Insider Trading Policy governing trading by our personnel in our securities. We have established a whistleblower reporting hotline to enable our employees to anonymously report any suspected violations of these policies. In addition, we require employees to complete Anti-Harassment Training, with employees who work in a management capacity required to complete additional trainings in Harassment Prevention.
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
Employee Growth and Development
We are committed to fostering and growing talent within the biopharmaceutical and life sciences space. We provide internship opportunities for students interested in biotechnology and science within our research and development departments. Many of our interns have continued on to join us in a full-time position after graduation. Our hiring process is transparent and we are an equal opportunity employer and prohibits all forms of unlawful discrimination in accordance with applicable law. Many of our employees hold advanced degrees, as well as professional licenses and certifications; however, we equally commit resources to advancing all of our employees with a range of educational backgrounds. We offer tuition reimbursement aimed at growth and career development, as well as the opportunity for employees to attend relevant conferences and symposiums. In addition, we offer in-house coaching opportunities to refine or develop professional skills as our employees become managers and plan their career growth.
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
Corporate Information
Our company was incorporated as Ibex SpinCo, Inc. on January 8, 2024 under the laws of the State of Delaware as a direct, wholly-owned subsidiary of the Former Parent. We changed our name from Ibex SpinCo, Inc. to Inhibrx Biosciences, Inc. on January 25, 2024. Our corporate headquarters are located at 11025 N. Torrey Pines Road, Suite 140, La Jolla, CA 92037, and our telephone number is (858) 795-4220. Our website address is www.inhibrx.com. Information contained on, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report.
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
Risks Related to the Development, Clinical Testing and Commercialization of Our Therapeutic Candidates
•We depend heavily on the success of our therapeutic candidates, which are currently in various stages of development and may fail or suffer delays that materially and adversely affect their commercial viability. If we are unable to advance our therapeutic candidates through clinical development, obtain marketing approval and ultimately commercialize our therapeutic candidates, or experience significant delays in doing so, our business will be materially harmed. Even if our therapeutic candidates receive regulatory approval and are commercialized, there is no assurance that our commercialization efforts will be successful.
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
Risks Related to Intellectual Property
•If we are not able to obtain and enforce intellectual property protection for our technologies or therapeutic candidates, development and commercialization of our therapeutic candidates may be adversely affected.
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
We have devoted substantially all of our financial resources and efforts to developing our therapeutic candidates, identifying potential therapeutic candidates and conducting preclinical studies and clinical trials. We are still in the development stage for all of our therapeutic candidates, and while we have demonstrated an ability to successfully conduct and complete certain of our clinical trials, we have yet to demonstrate an ability to obtain marketing approval, manufacture a commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had more experience developing therapeutic candidates. Our ability to generate revenue and achieve profitability depends in large part on our ability, alone or with license partners, to achieve milestones and to successfully complete the development of, obtain the necessary marketing approvals for, and commercialize, our therapeutic candidates. Even if we achieve development or commercial milestones, generate product royalties or generate product sales, we may never achieve or sustain profitability on a quarterly or annual basis. Our ability to generate future revenue from product sales depends heavily on our success in:
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
As of December 31, 2025, we had $124.2 million in cash and cash equivalents. We expect our expenses to increase in future years as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned preclinical and clinical development and commercialization of our therapeutic candidates. Identifying potential therapeutic candidates and conducting preclinical testing and clinical trials are time consuming, expensive and uncertain processes that take years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our therapeutic candidates, if approved, may not achieve commercial success.
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

Risks Related to the Development, Clinical Testing and Commercialization of Our Therapeutic Candidates
We depend heavily on the success of our therapeutic candidates, which are currently in various stages of development and may fail or suffer delays that materially and adversely affect their commercial viability. If we are unable to advance our therapeutic candidates through clinical development, obtain marketing approval and ultimately commercialize our therapeutic candidates, or experience significant delays in doing so, our business will be materially harmed. Even if our therapeutic candidates receive regulatory approval and are commercialized, there is no assurance that our commercialization efforts will be successful.
We currently have no products on the market and our ability to achieve and sustain profitability depends on obtaining marketing approvals for and successfully commercializing our therapeutic candidates. Our two therapeutic candidates are still currently in clinical trials (ozekibart (INBRX-109) and INBRX-106). While we plan to submit a BLA to the FDA for the approval of ozekibart in patients with metastatic or unresectable chondrosarcoma early in the second quarter of 2026, there is no assurance that we will be successful in our efforts to submit a BLA on the timeline we expect or at all. Even if we are able to make such submission, the FDA may not accept our submission as complete, or may not agree that the clinical and preclinical data we have generated to date are sufficient to gain regulatory approval to commercialize ozekibart in the United States. The FDA may, despite prior advice, determine that additional trials or data are necessary in order to submit or obtain approval. Regulatory authorities may find fault with the data generated at one of our clinical sites or with the activities of our trial monitor or may disagree with our analyses of the results of our trials. Regulatory authorities may also identify deficiencies or other issues with our manufacturing or quality systems or processes. Any such findings or issues could require additional data or analyses or the need for changes to our systems or processes that could delay or prevent us from gaining approval of ozekibart.
Clinical and preclinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any clinical trials or preclinical studies will be conducted as planned, including whether we will be able to meet expected timeframes for data readouts, or completed on schedule, if at all, and failure can occur at any time during the trial or study process. Despite promising preclinical or clinical results, any therapeutic candidate can unexpectedly fail at any stage of clinical or preclinical development. The historical failure rate for therapeutic candidates in our industry is high, particularly in the earlier stages of development.
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
•delays or failure by our contract manufacturers or us to make any necessary changes to such manufacturing process, or failure of our contract manufacturers to produce clinical trial materials in accordance with cGMPs, regulations or other applicable requirements; and
•third parties being unwilling or unable to satisfy their contractual obligations to us in a timely manner.
The therapeutic candidates we pursue may not demonstrate the necessary safety or efficacy requirements for marketing approval.
A clinical trial may be suspended, partially suspended or terminated by us, the IRBs overseeing such trials, the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold or partial clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or therapeutic biologic, changes in governmental regulations, administrative actions or lack of adequate funding to continue the clinical trial. Clinical holds may be placed prior to a clinical trial even beginning, in order to address potential safety and risk concerns of regulatory authorities, and partial or complete clinical holds can be imposed at any time during a trial. For example, in early 2023, the ChonDRAgon trial of ozekibart was placed on partial clinical hold by the FDA, and the Former Parent paused patient enrollment in the trial, following the occurrence of a fatal serious adverse event (grade 5) of hepatotoxicity (or hepatic failure) triggering the predefined stopping rules built into the protocol. The FDA lifted the hold in April 2023 after the Former Parent amended the trial protocol to include additional screening criteria and to make other changes to address patients who may be at risk of significant hepatotoxicity. Furthermore, while we perform certain similar functions internally, we expect to rely on contract research organizations, or CROs, and clinical trial sites to ensure proper and timely conduct of our clinical trials and while we expect to enter into and have entered into agreements governing those CROs’ committed activities, we have limited influence over their actual performance.
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
Even if we obtain approval of ozekibart, we may never be able to successfully commercialize the product or to meet our expectations with respect to revenues or profits. We have never marketed, sold or distributed for commercial use any pharmaceutical product. We are in the process of building the teams, infrastructure, systems, processes, policies, relationships and materials necessary for launch of ozekibart in the United States in chondrosarcoma. If we receive regulatory approval to market or sell ozekibart or any of our other therapeutic candidates, if successfully developed and approved, but are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected. There is no guarantee that we will be successful in our launch or commercialization efforts with respect to ozekibart or with respect to any other therapeutic candidate that may be approved in the future. We may encounter issues, delays or unexpected challenges in launching or commercializing ozekibart or any of our other therapeutic candidates, if approved. For example, our results may be negatively impacted if we have not adequately sized our field teams or our physician segmentation and targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes. We may encounter unexpected limitations in the scope, breadth, availability or amount of reimbursement covering ozekibart or our other therapeutic candidates, if approved, or other limitations or issues related to the price. We may face issues related to market acceptance and use of any of our therapeutic candidates, if approved. Any of these issues could impair our ability to successfully commercialize the product or to generate substantial revenues or profits or to meet our expectations with respect to revenues or profits.
Our approach to the discovery and development of therapeutic candidates is based on our proprietary modular protein engineering platforms and is novel and unproven, and the cost and time to develop them and the likelihood of success may be more uncertain than if we had employed more established drug development approaches.
The success of our business depends in part upon our ability to identify, develop and commercialize therapeutics and therapeutic candidates (including ozekibart and INBRX-106) based on our proprietary modular protein engineering platforms, which leverage a novel and unproven therapeutic approach. Our research methodology and novel approach to oncology and rare disease using our proprietary modular protein engineering platforms may be unsuccessful in identifying additional therapeutic candidates, and any therapeutic candidates based on our technology may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing that would extend development timelines and be more costly, or make the therapeutic candidates unmarketable or unlikely to receive marketing approval. If any of our therapeutic candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, and it may prove to be difficult or impossible to finance or further continue development of our pipeline. We have observed serious adverse events in our Phase 1/2 clinical trial of INBRX-106, as well as our Phase 1 and Phase 2 clinical trials of ozekibart for chondrosarcoma, for which we have been subject to a prior partial clinical hold.
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
Success in preclinical studies and early clinical trials does not ensure that later and pivotal clinical trials will generate the same results, or otherwise provide adequate data to demonstrate the safety and efficacy of a therapeutic candidate. Frequently, therapeutic candidates that have shown promising results in preclinical studies or early clinical trials have subsequently suffered significant setbacks in later or pivotal clinical trials. Our therapeutic candidates in clinical trials, including ozekibart and INBRX-106, may ultimately fail to show the desired safety and efficacy in clinical trials despite having progressed through preclinical studies and despite any initial observations of single agent activity, stable disease or partial responses. While the registrational trial was successful for ozekibart in patients with metastatic or unresectable chondrosarcoma, there can be no assurance that our other clinical trials will be successful or support further clinical development, including development in trials, of any of our therapeutic candidates. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies or trials, and any of these setbacks in our clinical development could have a material adverse effect on our business and operating results.
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
Results of our clinical trials could reveal a high and unacceptable severity of adverse side effects and it is possible that patients enrolled in these clinical trials could respond in unexpected ways. For instance, ozekibart and INBRX-106 are therapeutic candidates targeting oncology indications that are clinically evaluated in very sick populations. Certain trial participants, including participants evaluated in our trials for ozekibart, have in the past and others may in the future experience side effects or serious adverse events that could be related to one of our therapeutic candidates. We have observed treatment related serious adverse events in our Phase 1/2 clinical trial of INBRX-106 which consisted of administration site conditions, metabolism and nutrition disorders, gastrointestinal disorders, blood and lymphatic system disorders, cardiac disorders, cytokine release syndrome, infusion-related reactions, primary adrenal insufficiency, increased blood bilirubin, myositis, toxic encephalopathy, and acute kidney injury, and in our Phase 1 and Phase 2 clinical trials of ozekibart in chondrosarcoma which consisted of abnormal laboratory findings, gastrointestinal disorders, blood and lymphatic disorders, hepatobiliary disorders, and administration site conditions, infections, metabolism and nutrition disorders, tachycardia, posterior reversible encephalopathy syndrome, muscular weakness and renal and urinary disorders.
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
•the size and nature of the patient population;
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
Additionally, other pharmaceutical companies targeting these same diseases are recruiting clinical trial patients from these patient populations, which may make it more difficult for us to fully enroll any clinical trials. We also rely on, and will continue to rely on, CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and preclinical studies. Though we have entered into agreements governing their services, we will have limited influence over their actual performance. Our inability to enroll a sufficient number of patients for any of our clinical trials could result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our therapeutic candidates and in delays to commercially launching our therapeutic candidates, if approved, which would materially harm our business.
From time to time we evaluate and pursue potential alternatives for monetizing our assets, which may not result in the consummation of any transaction, or achieve the desired objectives of such a transaction. Our efforts may create a distraction for our management team and adversely affect our business operations.
From time to time we evaluate and pursue potential alternatives for monetizing our assets, with a focus on tax efficiency and enhancing stockholder value while minimizing dilution. Our ability to successfully execute a transaction is dependent on a variety of factors, a large number of which are out of our control, and we may not be able to implement a transaction on favorable terms, or within an advantageous timeframe, or on terms that recognize significant value for our assets. The timing and process of evaluating and pursuing such transactions is often unpredictable. For example, in 2025 we announced that we were pursuing an ozekibart transaction; however, in view of potential additional value creation in 2026, an ozekibart transaction is currently not being actively pursued, as we focus on the completion of key INBRX-106 milestones. Additionally, the negotiation and consummation of a transaction may be costly and time-consuming. A transaction may not be as efficient from a tax perspective as we desire, or enhance stockholder value, or result in any other anticipated or intended benefits. We also could incur total costs and expenses that are greater than expected, and our efforts could make it more difficult to attract and retain qualified personnel or disrupt our operations, each of which could have a material adverse effect on our business.
The current market price of our common stock may reflect an assumption that a transaction involving ozekibart or our other assets will occur, and any perceived delay or failure to complete a transaction could result in negative investor perceptions and could cause a decline in the market price of our common stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into potential transactions. We cannot guarantee that any transaction involving ozekibart or our other assets will be negotiated, signed or completed, be on attractive terms, enhance stockholder value or deliver any anticipated benefits.
If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of any of our therapeutic candidates may be delayed, and our business may be harmed.
We have provided, and will continue to provide, a number of timing estimates regarding the initiation of clinical trials and clinical development milestones, and the expected availability of data resulting from these trials for certain of our therapeutic candidates. We expect to continue to estimate the timing of these types of development milestones and our expected timing for the accomplishment of various other scientific, clinical, regulatory and other product development objectives. From time to time, we may publicly announce the expected timing of some of these events. We have had in the past, and may need in the future, to adjust our previously announced timing for certain of our therapeutic candidates. The achievement of many of these milestones and events may be outside of our control. All of these timing estimations are based on a variety of assumptions we make, which may cause the actual timing of these events to differ from the timing we expect, including:
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
We have existing collaborations with third parties, and may in the future enter into additional collaborations, to develop or commercialize our therapeutic candidates. If these collaborations are not successful, our business could be harmed.
We have existing collaborations with third parties, and may in the future enter into additional collaborations, to develop or commercialize our therapeutic candidates. Any collaborations that we are party to may pose several risks, including the following:
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
While we have found that our therapeutic candidates can be readily manufactured at high yields with established processes used to produce therapeutic proteins, the manufacture of biotechnology products is generally complex and requires significant expertise and capital investment. We and our contract manufacturers must comply with cGMPs, and similar foreign regulations and guidelines for clinical trial product manufacture and for commercial product manufacture. Manufacturers of biotechnology products often encounter difficulties in production, particularly in scaling up, addressing product quality, product comparability, validating production processes and mitigating potential sources of contamination. These problems include difficulties with raw material procurement, production costs and yields, quality control, product quality, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if microbial, viral or other contaminations are discovered in our therapeutics or in the manufacturing facilities in which our therapeutics are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.
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
We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to develop and manufacture our therapeutic candidates for use in the conduct of our trials or for commercial supply, if our therapeutics are approved. Instead, we rely on, and expect to continue to rely on third-party providers to manufacture the supplies for our preclinical studies and clinical trials. We currently rely on a limited number of third-party contract manufacturers for our required raw materials, antibodies, and other biologics for our preclinical research and clinical trials, as well as for the manufacture of supplies for our therapeutic candidates. To the extent any of our manufacturing partners are unable to fulfill these obligations in a timely manner, our clinical trials may be delayed, and our business may be adversely affected. In general, reliance on third party providers may expose us to more risk than if we were to manufacture our therapeutic candidates ourselves. In addition, the facilities used by our third-party manufacturers must be approved for the manufacture of our therapeutic candidates by the FDA, or any comparable foreign regulatory authority, pursuant to inspections that will be conducted after we submit a BLA to the FDA, or submit a comparable marketing application to a foreign regulatory authority. We do not control the operational processes of the contract manufacturing organizations with whom we contract and are dependent on these third parties for the production of our therapeutic candidates in accordance with relevant regulations (such as cGMPs), which include, among other things, quality control and the maintenance of records and documentation.

We rely, in part, on foreign CROs and CMOs. Such foreign CROs and CMOs may be subject to U.S. legislation, sanctions, trade restrictions and foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, on December 18, 2025, President Trump signed the National Defense Authorization Act for Fiscal Year 2026 into law, which includes the BIOSECURE Act. The BIOSECURE Act prohibits the U.S. Government from procuring or obtaining biotechnology equipment or services produced or provided by a “biotechnology company of concern” (“BCC”); entering into, extending, or renewing government contracts with an entity that directly or indirectly uses biotechnology equipment or services from a BCC in performance of that federal contract; and/or issuing grants or loans to purchase, obtain, or use biotechnology equipment or services produced by a BCC. The BIOSECURE Act also prohibits U.S. government loan and grant recipients from using federal loan or grant money to enter into contracts with entities that use equipment or services from BCCs in the performance of any federal prime contract or subcontract. Companies designated as a BCC include those that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List. The U.S. Government also has the ability to designate entities as BCCs through a separate designation process. There is a “safe harbor” provision providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a BCC, as well as a “grandfathering” provision providing that the prohibitions shall not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. Given the BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology companies to the extent we would contract with, or otherwise receive funding from, the U.S. Government. Such disruption could have adverse effects on the development of our therapeutic candidates if we are unable to find alternative suppliers.
In addition, we have no control over the ability of third-party manufacturers and testing, packaging and labeling, and storage facilities to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any comparable foreign regulatory authority does not approve these facilities for the manufacture our therapeutic candidates, or if such authorities withdraw any such approval in the future, we may be required to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our therapeutic candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our financial position.
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
If our therapeutic candidates are approved for marketing and commercialization and we are unable to establish effective sales, marketing and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms, we will be unable to commercialize successfully any such therapeutic candidates.
We are currently establishing capabilities for sales, marketing, and distribution. We will need to establish our own internal sales, marketing, and distribution capabilities to commercialize our approved therapeutic candidates, if any, in the United States and other worldwide territories, or will need to enter into collaborations with third parties to perform these services. Internal efforts are expensive and time-consuming, requiring the commitment of significant financial and managerial resources to establish an effective internal marketing and sales force with technical expertise and the related supporting distribution, administration and compliance capabilities. If we were to rely on additional third parties with these capabilities to market our future therapeutics or were to decide to co-promote products with any of our future collaborators, we would need to establish and maintain or revise existing marketing and distribution arrangements with these partners, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms or at all. Any revenue we receive in connection with third-party license, marketing or distribution arrangements, will depend upon the efforts of these third parties, and there can be no assurance these third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business, financial condition, results of operations and prospects could be materially and adversely affected.
The future commercial success of our therapeutic candidates will depend on the degree of market acceptance of our therapeutic candidates among physicians, patients, healthcare payors and the medical community.
Our therapeutic candidates are still in clinical development and our emerging pipeline is still in preclinical development; although we plan to submit a BLA to the FDA early in the second quarter of 2026 for the approval of ozekibart in patients with metastatic or unresectable chondrosarcoma, we may never have an approved product that is commercially successful. Due to the inherent risk in the development of biopharmaceutical products, it is probable that not all or none of the therapeutic candidates in our pipeline, including any that are or may be licensed to third parties, will successfully complete development and be commercialized. Furthermore, even when available on the market, our products may not achieve an adequate level of acceptance by physicians, patients and the medical community, and we may not become profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of our products may require significant resources and may never be successful, which would prevent us from generating significant revenue or becoming profitable. Market acceptance of any approved products by physicians, patients and healthcare payors will depend on a number of factors, many of which are beyond our control, including, but not limited to:
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
The life sciences industry is highly competitive. We are currently developing therapeutic candidates that will compete, if approved, with other products and therapies that currently exist or are being developed. Our primary competitors fall into the following groups:
•Companies developing novel therapeutics based on sdAb or alternative scaffold product candidates, including Crescendo Biologics Ltd., Molecular Partners AG, Precirix NV, Affibody Medical AB, Numab Therapeutics AG, GT Biopharma, Inc., and Sanofi;
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
Our competitors also include other large pharmaceutical and biotechnology companies who already have marketing approval for, or may be developing therapeutic candidates with, mechanisms similar to or targeting the same indications as our therapeutic candidates.
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
Our success largely depends on the continued service of key management, advisors and other specialized personnel, including Mark P. Lappe, our Chief Executive Officer, David Matly, our President, and Kelly D. Deck, our Chief Financial Officer, who are all employed at will and for whom we do not have “key man” insurance coverage. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. We are dependent on the continued service of our technical personnel because of the highly technical nature of our therapeutic candidates and technologies and the specialized nature of the marketing approval process. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations

(many of whom have substantially greater financial resources than us), and we might not be able to attract or retain these key employees on conditions that are economically acceptable. Our inability to attract and retain these key employees could prevent us from achieving our objectives and implementing our business strategy, which could have a material adverse effect on our business and prospects.
We have a significant amount of debt which may affect our ability to operate our business and secure additional financing in the future. If we fail to comply with the terms of our loan agreement with Oxford, our business, prospects and results of operations could be materially and adversely affected.
In January 2025, we borrowed a total of $100.0 million from Oxford under a loan and security agreement, or the 2025 Loan Agreement. In March 2026, we amended the 2025 Loan Agreement and borrowed an additional $75.0 million, for a total of $175.0 million. Our obligations under the 2025 Loan Agreement, as amended, are secured by substantially all of our assets. The 2025 Loan Agreement, as amended, requires us, and any debt arrangements or instruments we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:
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
We may incur additional indebtedness in the future. The instruments governing such indebtedness could contain provisions that are as, or more, restrictive than our existing debt instruments. Our obligations pursuant to the 2025 Loan Agreement, as amended, are secured by substantially all of our assets, including our intellectual property. If we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against this collateral granted to them to secure such indebtedness or force us into bankruptcy or liquidation. Further, if our business is subject to liquidation, the right to repayment of Oxford and any other holders of indebtedness would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation.
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
We anticipate that we will incur significant losses for the foreseeable future. Our ability to utilize net operating loss, or NOL, carryforwards and certain other tax attributes (if any) to offset future taxable income or tax liabilities (if any) may be limited as a result of ownership changes. Under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is generally defined as a cumulative change of 50 percentage points or more in the ownership positions of certain stockholders or groups of stockholders during a rolling three-year period. It is possible that the Company has experienced ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership (some of which shifts are outside our control). Corresponding rules may apply under state tax laws. Even if there is no limitation on utilization of our NOL carryforwards as the result of an ownership change, utilization of U.S. federal NOL carryforwards is limited and may reduce taxable income in a given year by no more than 80% of the pre-NOL taxable income in such year. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited. If we earn taxable income in a future year, such limitations on utilization of NOL carryforwards could result in increased future tax liability to us and our future cash flows could be adversely affected. Additionally, we use our best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions may cause actual financial results to deviate from previous estimates.
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
We may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development and regulatory affairs, as well as sales and marketing in connection with the commercialization of any of our therapeutic candidates, if approved. To manage our future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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

Security incidents or other compromises of our information technology environment could expose us to material liability, damage our reputation, compromise our confidential information or otherwise adversely affect our business.
We maintain sensitive company data on our computer networks and third-party cloud services, including personal information, intellectual property, and proprietary business information. We face a number of threats to our networks from unauthorized access, accidental acts or omissions that expose us to vulnerabilities, security breaches and other system disruptions. Our third-party partners, including CROs and providers of data hosting or cloud services, as well as suppliers, distributors, alliances, and other third-party service providers, face similar risks, which could affect us directly or indirectly.
We are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies. A breakdown, invasion, corruption, destruction or breach of our technology systems, including the cloud technologies that we utilize, and/or unauthorized access to our data and information could subject us to liability, negatively impact the operation of our business, result in regulatory investigations or actions, litigation, fines and penalties, reputational harm, or other adverse consequences. Our technology systems, including the cloud technologies that we utilize, continue to increase in multitude and complexity, making them potentially vulnerable to breakdown, malicious intrusion and attack. Likewise, data privacy or security breaches by individuals authorized to access our technology systems, including the cloud technologies that we utilize, may pose a risk that sensitive data, including intellectual property, trade secrets, personal information or preclinical or clinical trial data, may be exposed to unauthorized persons or to the public.
Cyberattacks are increasing in their frequency, sophistication and intensity, and are becoming increasingly difficult to detect. They are often carried out by motivated, well-resourced, skilled and persistent actors, including nation states, organized crime groups, “hacktivists,” or employees or other inside actors. Cyberattacks could include the deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, the use of social engineering (such as phishing) and other means to affect the confidentiality, integrity and availability of our technology systems and data. Our business partners and other third parties with whom we work face similar risks and any security breach of their systems or data could adversely affect us. In addition, our increased use of cloud technologies could heighten these and other operational risks, and any failure by cloud technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption, or loss of confidential or propriety information.
Certain federal, state and foreign government requirements include obligations of companies to notify individuals and others of security breaches involving certain personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a security breach could impact our reputation, prompt regulatory scrutiny and enforcement, cause us to incur significant costs, including legal expenses, or cause us to incur remediation costs that could, under such circumstances, materially harm our business.
Any such security breach may materially compromise information stored on our networks and may result in significant data losses or theft of our intellectual property or proprietary business information, it may also subject us to litigation, investigations, significant fines, penalties or liabilities for any noncompliance with certain privacy and security laws or obligations. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business, or reputational losses that may result from security incident impacting our systems.
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
Our current operations are located in our facilities in La Jolla, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics or pandemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents, that results in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our therapeutic candidates or interruption of our business operations. Earthquakes, medical epidemics or pandemics or other natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. Certain of these natural disasters, including fires and severe weather events may be exacerbated by the effects of climate change. If a natural disaster, pandemic, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or if similar events occurred elsewhere effecting the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material and adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
We may become subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our product candidates or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
Our current or future licensors may have relied on third-party consultants or collaborators or on funds from third parties, such as the U.S. government, such that our licensors are not the sole and exclusive owners of the patents we in-licensed. If other third parties have ownership rights or other rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Our employees can use generative artificial intelligence (“AI”) technologies in certain circumstances to perform portions of their work. There can be no assurance that employees will not inadvertently or improperly input information that is proprietary, confidential, or sensitive, including trade secrets, into AI systems in a manner that results in unauthorized disclosure or loss of confidentiality. Many generative AI tools are provided by third-party vendors, and we may have limited ability to control or verify how information submitted by employees is processed, stored, retained, or used by such providers, including whether such information may be incorporated into model training or otherwise accessed or disclosed. Any failure to adequately prevent the disclosure or misuse of our proprietary or confidential information, whether due to employee error, inadequate controls, evolving AI system functionality, or third-party practices, could result in the loss of trade secret protection and the disclosure of confidential information related to our inventions and product candidates, which could preclude us from obtaining patents covering disclosed inventions and product candidates, all of which could adversely affect our business.

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
In particular, obtaining marketing approval for biological products requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the therapy candidate’s safety and efficacy, or with respect to biological products in the United States, such therapeutic candidate’s safety, purity and potency. Securing marketing approval also requires the submission of information about the product manufacturing process, and in many cases the inspection of manufacturing, processing, and packaging facilities by the regulatory authorities. Our therapeutic candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use, or there may be deficiencies in cGMPs or similar foreign requirements compliance by us or by our contract development and manufacturing organizations, or CDMOs, that could result in the candidate not being approved. Moreover, we have not obtained marketing approval for any therapeutic candidate in any jurisdiction and it is possible that none of our existing therapeutic candidates or any therapeutic candidates we may seek to develop in the future will ever obtain marketing approval.
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
•the manufacturing processes, facilities and testing sites of third-party manufacturers with which we contract for clinical and commercial supplies may fail to meet the requirements of the FDA or comparable foreign regulatory authorities; or
•the medical standard of care or the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner that renders our clinical data insufficient for approval.
Even though we plan to submit a BLA to the FDA for the approval of ozekibart in patients with metastatic or unresectable chondrosarcoma early in the second quarter of 2026, it may not be approved and it is possible that none of the other therapeutic candidates we may develop will obtain the marketing approvals necessary for us to sell the products either in the United States or any other country. Furthermore, approval by the FDA of a therapeutic product does not assure approval by regulatory authorities outside the United States or vice versa. Even if approval for a therapeutic product is obtained, such approval may be subject to limitations on the indicated uses or appropriate patient population that could result in a significantly reduced potential market size for the product.
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
We may in the future seek accelerated approval for one or more of our therapeutic candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a drug or biologic designed to treat a serious or life-

threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the drug or biologic has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit.
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
Prior to seeking accelerated approval for any of our therapeutics candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Furthermore, if we decide to submit an application for accelerated approval for our therapeutic candidates, there can be no assurance that such application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. For instance, we plan to meet with the FDA in the second half of 2026 to discuss an accelerated approval pathway if the current response and duration trends observed in our Phase 1/2 trial of ozekibart in patients with Ewing sarcoma continue, but there is no guarantee it will be accepted as an approvable pathway. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our therapeutic candidates would result in a longer time period to commercialization of such therapeutic candidates, if any, could increase the cost of development of such candidate and could harm our competitive position in the marketplace.
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
A significant trend in the U.S. healthcare industry and elsewhere is cost containment. For example, the U.S. Department of Health and Human Services, or HHS, imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20)

products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.
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
For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted in March 2010 and has significantly changed the way healthcare is financed by both governmental and private insurers in the United States. It also included the Biologics Price Competition and Innovation Act, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product.
Since its enactment, certain provisions of the ACA have been subject to judicial, executive, and legislative challenges. For example, on July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services.
Further, the current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, the U.S. Centers for Medicare & Medicaid Services, or CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, or TrumpRx, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.
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
We expect that these as well as other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability, or commercialize our therapeutic candidates, if approved.
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
Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any therapeutic candidates for which we may obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors, and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our therapeutic candidates for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. Restrictions under applicable federal and state healthcare laws and regulations, include the following:
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which also imposes certain obligations with respect to safeguarding the privacy and security of individually identifiable health information of covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates, independent contractors of a covered entity that perform certain services involving the use or disclosure of individually identifiable health information on their behalf and their covered subcontractors;
•the U.S. federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the United States Department of Health and Human Services, or HHS, information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain advanced non-physician healthcare practitioners and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and
•analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and local laws that require certain regulatory licenses to manufacture or distribute products commercially and/or the registration of pharmaceutical sales representatives; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug and therapeutic biologics manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and pricing information; and state and local laws that require the registration of pharmaceutical sales representatives.
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
We received orphan drug status for ozekibart for the treatment of patients with metastatic or unresectable chondrosarcoma. We may seek orphan drug status for additional therapeutic candidates, but even if it is granted, we may be unable to maintain any benefits associated with orphan drug status, including the potential for market exclusivity.
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
We received orphan drug status for ozekibart for the treatment of patients with metastatic or unresectable chondrosarcoma. We may seek orphan drug status for additional therapeutic candidates, but the FDA may not grant any such request. Even with orphan drug status, exclusive marketing rights in the United States may be limited if we seek FDA marketing approval for an indication broader than the therapeutic candidate’s orphan designated disease or condition. Additionally, any therapeutic candidate that initially receives orphan drug status designation, may lose such designation if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active ingredients may be approved for the same disease or condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same disease or condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care, or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.
We received Fast Track designation for ozekibart for the treatment of patients with metastatic or unresectable chondrosarcoma. We may seek Fast Track designation for other of our therapeutic candidates. Even if received, Fast Track designation may not actually lead to a faster review process.
We received Fast Track designation for ozekibart for the treatment of patients with metastatic or unresectable chondrosarcoma. Depending on the data from our preclinical and clinical studies, we may decide to seek such designation for some or all of our other therapeutic candidates. The Fast Track program is intended to expedite or facilitate the process for reviewing candidates that meet certain criteria. Specifically, drugs and biologics are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the candidate and the specific indication for which it is being studied. The sponsor of a Fast Track therapeutic candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and under Fast Track designation, the FDA may initiate a rolling review of sections of a BLA before the application is complete, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the BLA is submitted.
The FDA has broad discretion whether or not to grant Fast Track designation. Even if we believe a particular therapeutic candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track designation for any of our other therapeutic candidates, such therapeutic candidates may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Furthermore, such a designation does not increase the likelihood that ozekibart or any other therapeutic candidate that may be granted Fast Track designation will receive marketing approval in the U.S. Many therapeutic candidates that have received Fast Track designation have ultimately failed to obtain approval.

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
Unfavorable global economic conditions and an uncertain geopolitical environment could have an adverse effect on our business, financial condition, results of operations and prospects
Our and our third-party partners’ and service providers’ ability to continue operations and advance our therapeutic candidates could be adversely affected by general conditions in the global economy or disruption of global financial markets, including the impacts of uncertain trade policy and inflation.
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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs.
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, several of our suppliers are located outside of the United States and we rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.
Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.
The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.
Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.
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
Numerous states have also adopted comprehensive consumer privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. These comprehensive privacy laws impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, or collectively, the CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws have been passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties with whom we work. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.
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
Our partnerships in China may expose us to stringent Chinese data security and personal information protection laws and regulations. The Cybersecurity Law of the People’s Republic of China, or the PRC Cybersecurity Law, which took effect on June 1, 2017, established a cybersecurity and data protection framework in China. Notably, the PRC Cybersecurity Law introduced data localization and cross-border data transfer requirements for operators of critical information infrastructures. The Data Security Law of the People’s Republic of China, or the PRC Data Security Law, took effect on September 1, 2021 and applies extraterritorially, and to a broad range of activities that involve “data” (not only personal or sensitive data). The PRC Data Security Law requires data processing, which includes the collection, storage, use, processing, transmission, provision and publication of data, to be conducted in a legitimate and proper manner. Moreover, the PRC Data Security Law (together with its implementing regulations) provides a national security review procedure for those data processing activities which affect or may affect national security and requires ‘important data’ to be stored locally in China unless one complies with certain data transfer restrictions, such as passing a security assessment organized by the relevant authorities. In addition, the PRC Data Security Law also provides that any organization or individual within the territory of the PRC shall not provide any foreign judicial body and law enforcement body with any data stored in the territory of the PRC without the approval of the competent PRC governmental authorities. Also in China, the Personal Information Protection Law of the People’s Republic of China, or PIPL, which took effect on November 1, 2021, introduced stringent protection requirements for processing personal information. Notably, a data export mechanism, such as a security assessment, entering into a standard contract with the overseas recipient and obtaining a personal information protection certification, must be relied on in order for a ‘personal information processor’ (defined under the PIPL as an organization or individual that independently determines the purposes and methods of personal information processing activities) to export personal information out of China, unless an exemption applies. In addition to the PRC Cybersecurity Law, the PRC Data Security Law and the PIPL, the PRC government authorities promulgated several regulations to provide further implementation guidance in accordance with the laws mentioned above. For example, the Regulations on Network Data Security Management, or the Regulations, which took effect on January 1, 2025 in China, have extraterritorial effect and apply broadly to any network data processing activities (not only personal information processing activities). The Regulations reiterate and expand on the existing obligations on ‘network data processors’ (defined under the Regulations as individuals or organizations that independently determine the purposes and methods of network data processing activities) as imposed under the PRC Cybersecurity Law, PRC Data Security Law and the PIPL and introduce new data security obligations, such as a requirement to report any risks arising from network products and services that may endanger national security or public interest to the relevant authorities within 24 hours. We cannot predict what impact the new laws and regulations or the increased costs of compliance, if any, will have on our operations in China. We may also be required to make further significant adjustments to our business practices to comply with data security and personal information protection laws in China.
Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in certain transactions or agreements with certain third parties in the future.
We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and anti-corruption and anti-money laundering laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (the FCPA), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit individuals, companies, and their respective employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. We may engage third parties to sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other marketing approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments, and persons targeted by U.S. sanctions. U.S. sanctions that have been or may be imposed on other countries may impact our ability to continue activities at future clinical trial sites within regions covered by such sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. These export and import controls and economic sanctions could also adversely affect our supply chain.
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
As of December 31, 2025, our executive officers, directors and holders of more than 5% of our capital stock beneficially owned approximately 59.1% of our shares of common stock outstanding. Accordingly, this group of stockholders will continue to have significant control over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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

As of December 31, 2025, we had 14,577,609 shares of common stock outstanding. All of our shares of common stock issued in the Distribution are freely tradable without restriction or further registration under the Securities Act unless the shares are owned by our “affiliates” as that term is defined in the rules under the Securities Act or are subject to other contractual restrictions. Shares held by “affiliates” may be sold in the public market only if registered or if they qualify for an exemption from registration or in compliance with Rule 144 under the Securities Act, or Rule 144. Shares held by the Former Parent may be sold, subject to compliance with applicable securities laws.
We have reserved approximately 4,000,000 shares for future grants under our 2024 Omnibus Incentive Plan. Any common stock that we issue, including under our 2024 Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our existing stockholders.
As of December 31, 2025, issued and outstanding warrants to purchase shares of our common stock consisted of pre-funded warrants to purchase up to 991,849 shares of common stock. To the extent any of these warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our shares of common stock and an increase in the number of shares eligible for resale in the public market, subject to compliance with applicable securities laws. The holders of warrants have certain registration rights with respect to our common stock. In addition, in January 2025, in connection with the 2025 Loan Agreement, we issued to the lenders warrants to purchase 140,741 shares of our common stock, and in March 2026, in connection with an amendment to the 2025 Loan Agreement, we issued to the lenders warrants to purchase an additional 21,518 shares of our common stock.
We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued in the Distribution, shares retained by the Former Parent, shares issued under our 2024 Omnibus Incentive Plan or shares issued upon exercise of the warrants, or the perception that such sales may occur, could adversely affect the market price of our common stock.
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
We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of the 2025 Loan Agreement, as amended, restrict our ability to pay dividends without the prior written consent of Oxford. Future debt financing agreements may also limit or require us to have the lender’s permission before declaring dividends on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock.
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

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity
Our cybersecurity policies, standards, processes and practices are designed to align with recognized frameworks, such as those established by the National Institute of Standards and Technology, or NIST, and the International Organization for Standardization. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use such frameworks as a guide to help us identify, assess and manage cybersecurity risks relevant to our business. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is designed to preserve the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and responding to cybersecurity incidents when they occur.
Cybersecurity Risk Management and Strategy; Effect of Risk
To identify and assess material risks from cybersecurity threats, we maintain a cybersecurity program designed to ensure our systems are effective and prepared for information security risks, including monitoring for internal and external threats. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. We employ a range of tools and services depending on the sensitivity of the information and systems, including network and endpoint monitoring, audits, vulnerability assessments, penetration testing, and threat modeling, which are designed to inform our risk identification and assessment. As discussed in more detail under “Cybersecurity Governance” below, our audit committee provides oversight of our cybersecurity risk management and strategy processes, which are led by our Chief Financial Officer, General Counsel, and Director of Information Technology.
We also identify cybersecurity risks by engaging experts to attempt to test our information systems. Depending on the sensitivity of the data and systems in question, we may also undertake activities such as:
a.monitoring emerging data protection laws;
b.implementing relevant policies, practices, and contracts (as applicable);
c.employing technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated through vulnerability assessments and cybersecurity threat intelligence;
d.providing training for our employees and contractors regarding cybersecurity threats;
e.conducting phishing simulations;
f.conducting annual cybersecurity management and incident response training; and
g.carrying information security risk insurance.
Our incident response plan is designed to coordinate the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, and includes processes to triage, assess severity for, escalate, contain, investigate and remediate incidents, as well as to comply with potentially applicable legal obligations and mitigate damage to our business and reputation.
As part of the above processes, we engage with consultants, internal auditors and other third parties, including annually having an independent third-party review of our cybersecurity.
Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including our suppliers and manufacturers or who have access to patient and employee data or our systems. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, depending on the nature and sensitivity of the data or systems in question, and monitor cybersecurity threat risks identified through such diligence. Additionally, we generally require certain third parties to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits, which we may conduct as appropriate.
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
Cybersecurity Governance; Management
Our board of directors is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. The audit committee of our board of directors is responsible for the oversight of risks from cybersecurity threats.
At least annually, our audit committee receives an update from management of our cybersecurity threat risk management and strategy processes which may cover topics such as data security posture, results from third-party assessments, progress towards predetermined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, our audit committee generally receives materials discussing current and emerging material cybersecurity threat risks, and describing our efforts to mitigate those risks, as well as recent developments, evolving standards, technological developments and information security considerations arising with respect to our peers and third parties, and discusses such matters with our Director of Information Technology. Our audit committee also receives information regarding cybersecurity incidents that meet certain thresholds.
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
Holders of Common Stock
As of March 11, 2026, we had 14,607,036 outstanding shares of common stock and approximately 6 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.
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
Recent Sales of Unregistered Securities
During the year ended December 31, 2025, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not repurchase any of our equity securities during the three months ended December 31, 2025.

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
Recent Developments
Separation from Former Parent
On May 29, 2024, Inhibrx, Inc., or the Former Parent, effected the spin-off of INBRX-101, an optimized, recombinant alpha-1 antitrypsin, or AAT, augmentation therapy in a registrational trial for the treatment of patients with alpha-1 antitrypsin deficiency, upon which, the Former Parent completed a distribution to holders of its shares of common stock of 92% of the issued and outstanding shares of our common stock, or the Distribution. On May 30, 2024, the Former Parent completed a series of internal restructuring transactions, or the Separation.
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
From and after the closing, Inhibrx continues to operate as a stand-alone, publicly traded company focused on ozekibart and INBRX-106, both of which are clinical-stage programs.
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
Current Clinical Pipeline
Our current clinical pipeline of therapeutic candidates includes ozekibart and INBRX-106, both of which utilize our multivalent formats where the precise valency can be optimized in a target-centric way to mediate what we believe to be the most appropriate agonist function:

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

ozekibart (INBRX-109)
ozekibart is a precisely engineered tetravalent death receptor 5, or DR5, agonist currently being evaluated in patients diagnosed with colorectal cancer, Ewing sarcoma, and chondrosarcoma.
Colorectal adenocarcinoma
In January 2025, we announced interim efficacy and safety data from the cohort of the Phase 1/2 trial evaluating ozekibart in combination with FOLFIRI for the treatment of advanced or metastatic, unresectable colorectal adenocarcinoma, or CRC. Efficacy was assessed in 10 of the 13 patients evaluable as of the cutoff date of December 2, 2024, who received at least one dose of ozekibart, based on RECIST v1.1 criteria.
Based on the interim data observed above, we initiated an expansion cohort enrolling 44 patients, as a fourth line of therapy for approximately 70% of patients and as a third line of therapy for approximately 30% of patients. 80% of patients had been previously treated with regimens containing irinotecan. Efficacy was assessed in 26 evaluable patients who had at least one post-baseline scan as of the cutoff date of October 15, 2025. Based on RECIST v1.1 criteria, a 23% overall response rate, or ORR, was observed and an overall disease control rate of 92% was observed.
We plan to provide an update on the expansion cohort during the second quarter of 2026 when the PFS data is mature. If the current response and duration trends observed continue, we plan to meet with the FDA in the second half of 2026 to discuss an accelerated approval pathway for this indication.
Ewing sarcoma
In November 2023, we announced interim efficacy and safety data from the cohort of the Phase 1/2 trial evaluating ozekibart in combination with Irinotecan, or IRI, and Temozolomide, or TMZ, for the treatment of advanced or metastatic, unresectable Ewing sarcoma. Overall, ozekibart in combination with IRI/TMZ was well tolerated from a safety perspective.
Based on this preliminary data, the ongoing Phase 1/2 trial in the Ewing sarcoma cohort was expanded to enroll up to an additional 50 patients. In March 2026, we provided an update at the European Society for Medical Oncology (ESMO) Sarcoma and Rare Cancers Congress. Of the 31 patients evaluable based on a cutoff date of January 15, 2026, we observed a 64.5% ORR and a disease control rate of 87.1%. At the time of the presentation, responses were ongoing in eight patients, one of which had been on treatment and progression free for more than two years.
We expect to complete enrollment in the Phase 1/2 trial of ozekibart in combination with IRI/TMZ for advanced or metastatic, unresectable, relapsed, or refractory Ewing sarcoma in the second half of 2026. If the current response and duration trends observed continue, we plan to meet with the FDA in the second half of 2026 to discuss an accelerated approval pathway for this indication.
Chondrosarcoma
In June 2021, we initiated a randomized, blinded, placebo-controlled, registrational trial in patients with metastatic, unresectable conventional chondrosarcoma, which enrolled over 200 patients in total at 68 different sites worldwide and for which the United States Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, granted orphan drug designation for the treatment of chondrosarcoma in November 2021 and August 2022, respectively. The primary endpoint for this trial is progression-free survival, or PFS.
In October 2025, we announced this trial met its primary endpoint of a statistically significant and clinically meaningful median PFS for patients with advanced or metastatic chondrosarcoma treated with ozekibart compared to placebo. Ozekibart achieved a 52% reduction in the risk of disease progression or death compared to placebo (stratified Hazard Ratio 0.479; 95% CI: 0.33, 0.68); P<0.0001), more than doubling median PFS to 5.52 months versus 2.66 months for placebo. Importantly, ozekibart is the first investigational therapy to demonstrate a significant PFS benefit in a randomized trial for chondrosarcoma, a disease with no approved systemic options.
Following recent regulatory interactions, we plan to submit a biologics license application early in the second quarter of 2026.
INBRX-106
INBRX-106 is a hexavalent OX40 agonist currently being investigated as a single agent and in combination with KEYTRUDA® (pembrolizumab), a PD-1 blocking checkpoint inhibitor, in patients with locally advanced or metastatic solid tumors. KEYTRUDA® is a registered trademark of Merck Sharp & Dohme LLC, a subsidiary of Merck & Co., Inc., Rahway, NJ, USA.
In November 2025, we completed enrollment of the Phase 1/2 trial evaluating 34 patients in checkpoint inhibitor refractory or relapsed NSCLC, in combination with KEYTRUDA®. Primary endpoints for this cohort are objective response rate, or ORR, disease control rate, or DCR, duration of response, or DOR, and safety.
In June 2024, a seamless Phase 2/3 clinical trial was initiated for INBRX-106 in combination with KEYTRUDA® as a first-line treatment for patients with locally advanced recurrent or metastatic HNSCC. This trial recruited patients who had not received prior checkpoint inhibitors and whose tumors expressed a PDL-1 combined positive score equal to or greater than 20. During the first quarter of 2026, we completed enrollment of 68 patients in the Phase 2 portion with a primary endpoint of ORR supported by secondary endpoints of DOR, PFS, and safety. We plan to provide initial results from the Phase 2 trial in the second quarter of 2026.
If positive, we anticipate this data may ungate the Phase 3 portion, where we expect approximately 350 patients will be randomized to INBRX-106 or placebo in combination with KEYTRUDA®. The co-primary endpoints for the Phase 3 portion of the study are expected to be PFS and overall survival.
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
•expenses incurred in connection with pre-commercialization and business development activity; and

•facilities, depreciation and other expenses, which include direct and allocated expenses for depreciation and amortization, rent and maintenance of facilities, insurance and supplies.
During the year ended December 31, 2024, we incurred increased G&A expenses in connection with the Merger, including stock compensation expense upon acceleration of options, and other transaction costs, including legal, advisory, and consulting services. We do not expect these expenses to recur in future years. We expect certain of our G&A expenses will continue to increase in the future to support our continued research and development activities, including costs related to pre-commercialization and business development activities. Additionally, we will continue to incur other professional service fees, including but not limited to, legal costs associated with the filing, prosecution, and maintenance of our patents for our therapeutic candidates, and other legal matters, as well as costs associated with services for compliance, accounting, legal, regulatory, tax, investor and public relations.
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
Results of Operations
Comparison of Years Ended December 31, 2025 and December 31, 2024
The following table summarizes our consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	YEAR ENDED DECEMBER 31,		CHANGE
	2025	2024	($)	(%)
Revenue:
License fee revenue	$1,300	$200	$1,100	550%
Total revenue	1,300	200	1,100	550%
Operating expenses:
Research and development	113,028	203,743	(90,715)	(45)%
General and administrative	23,297	127,905	(104,608)	(82)%
Total operating expenses	136,325	331,648	(195,323)	(59)%
Loss from operations	(135,025)	(331,448)	196,423	(59)%
Other income (expense):
Gain related to transaction with Acquirer	—	2,021,498	(2,021,498)	(100)%
Interest expense	(12,196)	(13,491)	1,295	(10)%
Interest income	7,549	10,940	(3,391)	(31)%
Other income (expense), net	(381)	75	(456)	(608)%
Total other income (expense)	(5,028)	2,019,022	(2,024,050)	(100)%
Provision for income taxes	2	2	—	—%
Net income (loss)	$(140,055)	$1,687,572	$(1,827,627)	(108)%

License Fee Revenue
License fee revenue during the year ended December 31, 2025 was $1.3 million and consisted of revenue related to Scithera License Agreement which we recognized following the completion of the transfer of all licenses, related materials, and know-how. License fee revenue during the year ended December 31, 2024 was $0.2 million and consisted of revenue related to our license agreement with Regeneron Pharmaceuticals, Inc., which we recognized following the grant of two six-month extensions of the option term during the year, each for revenue of $0.1 million. See Note 6 to our consolidated financial statements included elsewhere in this Annual Report for additional information on our license and collaboration agreements.
Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	YEAR ENDED DECEMBER 31,		CHANGE
	2025	2024	($)	(%)
External expenses:
Clinical trials	$35,339	$47,665	$(12,326)	(26)%
Contract manufacturing	19,590	55,643	(36,053)	(65)%
Other external research and development	9,537	11,691	(2,154)	(18)%
Internal expenses:
Personnel	35,372	72,790	(37,418)	(51)%
Equipment, depreciation, and facility	10,227	9,693	534	6%
Other internal research and development	2,963	6,261	(3,298)	(53)%
Total research and development expenses	$113,028	$203,743	$(90,715)	(45)%
Research and development expense decreased by $90.7 million from $203.7 million during the year ended December 31, 2024 to $113.0 million during the year ended December 31, 2025. The overall decrease was primarily due to the following factors:
•clinical trial expense decreased by $12.3 million primarily due to decreased expenses following the spin-off of our INBRX-101 program, which occurred during the second quarter of 2024, and the termination of our INBRX-105 program during 2024, in addition to decreases in expenses in our ozekibart (INBRX-109) registration-enabling trial for the treatment of unresectable or metastatic conventional chondrosarcoma as the trial approached completion of enrollment ahead of our data readout. These decreases in expenses were offset in part by increases in our ongoing trials for INBRX-106, in which we opened additional sites and increased enrollment during the period;
•contract manufacturing expense decreased by $36.1 million compared to the prior year, primarily attributable to increased expense in the prior year associated with the purchase of raw materials for our drug substance manufacturing and process development and manufacturing activities with one of our CDMO partners for our ozekibart program, as well as decreased expenses following the spin-off of our INBRX-101 program, which occurred during the second quarter of 2024;
•personnel-related expense decreased by $37.4 million, which was primarily related to $25.9 million in stock option expense recognized during 2024 upon the acceleration of outstanding options in connection with the close of the Merger, in addition to a decrease in headcount during the current period;
•facility and equipment-related expense increased by $0.5 million, which was primarily related to our operating lease expense; and
•other research and development expense decreased by $5.5 million, which was primarily attributable to a decrease in certain non-recurring sponsored research and preclinical activities, as well as a decrease in purchases of lab supplies and travel expenses following the decrease in headcount during the current period.

G&A Expense
G&A expense decreased by $104.6 million from $127.9 million during the year ended December 31, 2024 to $23.3 million during the year ended December 31, 2025. The overall decrease was primarily due to the following factors:
•one-time expenses incurred in the prior year related to the Merger of $68.1 million, consisting of legal, advisory, and consulting services performed in connection to the transaction, and SEC filing fees in connection with filings related to the transaction;
•personnel-related expenses decreased by $23.2 million, which was primarily related to $15.2 million in stock option expense recognized during 2024 upon the acceleration of outstanding options in connection with the close of the Merger, in addition to a decrease in headcount during the current period;
•professional services-related expenses related to legal services, decreased by $9.6 million, primarily attributable to the conclusion of legal proceedings and other intellectual property matters.
Other Income (Expense)
Gain related to transaction with Acquirer. During the year ended December 31, 2024, we earned $2.0 billion of other income, consisting of gains recorded in connection with the completion of the Merger. We recorded a gain of $1.7 billion related to Merger consideration for our outstanding common stock, warrants, and stock options, in addition to $211.3 million related to the extinguishment of our loan under an amended loan agreement with Oxford, or the Amended 2020 Loan Agreement, which was assumed by the Acquirer. In addition to the Acquirer assuming our outstanding debt, the Acquirer assumed outstanding assets and liabilities related to INBRX-101 upon the transaction, resulting in a gain of $14.5 million. The Acquirer also reimbursed us for or paid on our behalf $68.0 million of transaction costs related to the Merger, resulting in a gain. We did not earn income or gains in connection with the Merger during the year ended December 31, 2025 and do not expect to in future periods.
Interest expense. Interest expense was $12.2 million during the year ended December 31, 2025, all of which related to interest incurred and the amortization of debt discounts related to the 2025 Loan Agreement, under which we had $100.0 million in outstanding principal during the period. Interest expense was $13.5 million during the year ended December 31, 2024, all of which related to interest incurred and the amortization of debt discounts related to the Amended 2020 Loan Agreement, under which we had $200.0 million in outstanding principal during the period prior to its extinguishment upon the Merger.
Interest income. During the years ended December 31, 2025 and December 31, 2024, we earned $7.5 million and $10.9 million, respectively, of interest income related to interest earned on our sweep and money market account balances.
Income Taxes
Income tax expense was approximately $2,000 during each of the years ended December 31, 2025 and December 31, 2024, respectively. For the years ended December 31, 2025 and December 31, 2024, we have applied a 100% valuation allowance against our federal deferred tax assets since it is more likely than not that the deferred tax assets will not be realized.
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
In January 2025, we entered into the 2025 Loan Agreement with Oxford, upon which we received gross proceeds of $100 million. On March 18, 2026, we entered into the First Amendment to Loan and Service Agreement with Oxford, or the March 2026 Amendment. The March 2026 Amendment provides for an additional tranche, or the Term B Loans, in an aggregate principal amount of $75.0 million, upsized from $50.0 million originally available under the 2025 Loan Agreement prior to the March 2026 Amendment, $75.0 million of which was funded on the date of the March 2026 Amendment.
Future Funding Requirements
Since our inception, we have devoted substantially all of our efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of our therapeutic candidates, pre-commercialization activities, organizing and staffing the Company, establishing our intellectual property portfolio, and raising capital to support and expand these activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. Our net income or losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities, as well as the timing of other corporate transactions. During the year ended December 31, 2025, our net loss was $140.1 million. As of December 31, 2025, we had an accumulated deficit of $246.2 million and cash and cash equivalents of $124.2 million.
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
Commitments
As of December 31, 2025, our material cash requirements from known contractual and other obligations primarily relate to our lease obligations and services provided by our third party CROs and CDMOs.
Our lease for our laboratory and office space expires in 2028, with an option to extend for an additional three years. As of December 31, 2025, we have future minimum rental obligations under these leases of $7.3 million, of which $2.9 million and $4.4 million are current and non-current, respectively. For more information regarding these lease agreements, refer to Note 9 to the consolidated financial statements.
We enter into contracts in the normal course of business with CROs related to our ongoing preclinical studies and clinical trials and with CDMOs for clinical supplies and manufacturing scale-up activities. These contracts are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $16.4 million in our consolidated balance sheets for expenditures incurred for R&D services performed at CROs, CDMOs, and other third-party organizations as of December 31, 2025.
While these contracts are generally cancellable, some may contain specific activities that involve one or more noncancellable commitments. Depending on the timing and reasoning of the exit, certain termination penalties may apply and can range from the cost of work performed to date up to twelve months of future committed manufacturing costs. As of December 31, 2025, the noncancellable portion of these contracts totaled in aggregate, excluding amounts recorded in accounts payable and accrued expenses as of this date, approximately $15.9 million. The noncancellable purchase commitments relate to future contract manufacturing of drug supply for one of our therapeutic candidates.

Cash Flow Summary
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
Net cash used in operating activities	$(129,794)	$(194,409)
Net cash used in investing activities	(28)	(2,597)
Net cash provided by financing activities	101,446	71,678
Net decrease in cash	$(28,376)	$(125,328)
Operating Activities
Net cash used in operating activities was $129.8 million during the year ended December 31, 2025 and consisted primarily of a net loss of $140.1 million, adjusted for non-cash items, including accretion on our debt discount and the non-cash portion of interest expense related to our debt of $2.4 million, stock-based compensation expense of $11.1 million, depreciation and amortization of $2.5 million, and non-cash lease expense of $1.8 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, including a decrease in operating lease liability of $1.6 million as a result of lease payments made throughout the period and decreases in accounts payable of $3.3 million and accrued expenses of $4.4 million due to the timing of payments to our CRO and CDMO partners during the period. These uses of cash were offset in part by a decrease in prepaid expenses and other current assets of $1.4 million as a result of the timing of payments to our CRO and CDMO partners during the period, as well as a decrease in accounts receivable and other receivables of $0.2 million.
Net cash used in operating activities was $194.4 million during the year ended December 31, 2024 and consisted primarily of a net income of $1.7 billion, adjusted for non-cash items. Non-cash adjustments primarily related to gains recorded upon the Merger of $2.0 billion. Other non-cash adjustments included accretion on our debt discount and the non-cash portion of interest expense related to our debt of $2.1 million, stock-based compensation expense, including expense related to the acceleration of options upon the Merger, of $58.5 million, depreciation and amortization of $2.3 million, and non-cash lease expense of $1.9 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, primarily related to an increase in other non-current assets of $3.7 million due to prepayments and additional deposits we made to our CRO partners during the period. Additionally, the operating lease liability decreased by $1.4 million as a result of lease payments made throughout the period. These uses of cash were offset by increases in accrued expenses and other current liabilities of $35.9 million, an increase in accounts payable of $17.9 million, and a decrease in prepaid expenses of $3.0 million due to the timing of payments to our CRO and CDMO partners during the period, each of which excludes the liabilities related to INBRX-101 which were assumed by the Acquirer in the Merger.
Investing Activities
Net cash used in investing activities was $28,000 and $2.6 million during the years ended December 31, 2025 and December 31, 2024, respectively, and was related to capital purchases of software, leasehold improvements, and laboratory and office equipment.
Financing Activities
Net cash provided by financing activities was $101.4 million during the year ended December 31, 2025, which consisted primarily of net proceeds of $99.8 million from the 2025 Loan Agreement which we entered into in January 2025, in addition to $1.6 million from the proceeds from the exercise of stock options. Net cash provided by financing activities was $71.7 million during the year ended December 31, 2024, which consisted of proceeds from the exercise of stock options.
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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Inhibrx Biosciences, Inc.
La Jolla, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Inhibrx Biosciences, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
San Diego, California
March 19, 2026

Inhibrx Biosciences, Inc.
Consolidated Balance Sheets
(In thousands, except share data and par value)

	AS OF DECEMBER 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$124,220	$152,596
Accounts receivable	—	200
Other receivables	177	197
Receivables from related parties	—	23
Prepaid expenses and other current assets	8,435	7,382
Total current assets	132,832	160,398
Property and equipment, net	3,733	6,200
Operating right-of-use asset	5,535	7,338
Other non-current assets	4,378	6,831
Total assets	$146,478	$180,767
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,944	$9,245
Accrued expenses	25,529	29,890
Current portion of operating lease liability	2,326	1,595
Total current liabilities	33,799	40,730
Long-term debt, including final payment fee	100,559	—
Non-current portion of operating lease liability	4,127	6,453
Total liabilities	138,485	47,183
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized and no shares outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 120,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 14,577,609 and 14,475,904 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in-capital	254,179	239,715
Accumulated deficit	(246,187)	(106,132)
Total stockholders’ equity	7,993	133,584
Total liabilities and stockholders’ equity	$146,478	$180,767
The accompanying notes are an integral part of these consolidated financial statements.

Inhibrx Biosciences, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	YEAR ENDED DECEMBER 31,
	2025	2024

Revenue:
License fee revenue	$1,300	$200
Total revenue	1,300	200
Operating expenses:
Research and development	113,028	203,743
General and administrative	23,297	127,905
Total operating expenses	136,325	331,648
Loss from operations	(135,025)	(331,448)
Other income (expense):
Gain related to transaction with Acquirer	—	2,021,498
Interest expense	(12,196)	(13,491)
Interest income	7,549	10,940
Other income (expense), net	(381)	75
Total other income (expense)	(5,028)	2,019,022
Income (loss) before provision for income taxes	(140,053)	1,687,574
Provision for income taxes	2	2
Net income (loss)	$(140,055)	$1,687,572
Earnings (loss) per share
Basic	$(9.04)	$114.01
Diluted	$(9.04)	$112.62
Shares used in computing earnings (loss) per share
Basic	15,487	14,802
Diluted	15,487	14,984
The accompanying notes are an integral part of these consolidated financial statements.

Inhibrx Biosciences, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2023	47,369	$5	$657,232	$(613,734)	$43,503
Stock-based compensation expense	—	—	58,518	—	58,518
Issuance of shares upon exercise of stock options	3,449	—	71,678	—	71,678
Issuance of shares upon exercise of warrants	2,746	—	—	—	—
Acquisition of Former Parent’s common stock, stock options, and warrants by the Acquirer	(53,564)	(5)	(563,754)	(1,179,970)	(1,743,729)
Issuance of shares in Distribution	14,476	1	16,041	—	16,042
Net income	—	—	—	1,687,572	1,687,572
Balance as of December 31, 2024	14,476	$1	$239,715	$(106,132)	$133,584
Stock-based compensation expense	—	—	11,138	—	11,138
Issuance of warrants in connection with 2025 Loan Agreement	—	—	1,720	—	1,720
Issuance of shares upon exercise of stock options	102	—	1,606	—	1,606
Net loss	—	—	—	(140,055)	(140,055)
Balance as of December 31, 2025	14,578	$1	$254,179	$(246,187)	$7,993
The accompanying notes are an integral part of these consolidated financial statements.

Inhibrx Biosciences, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	YEAR ENDED DECEMBER 31,
	2025	2024

Cash flows from operating activities
Net income (loss)	$(140,055)	$1,687,572
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,483	2,285
Accretion of debt discount and non-cash interest expense	2,439	2,065
Stock-based compensation expense	11,138	58,518
Non-cash lease expense	1,803	1,897
Non-cash gain on transaction with Acquirer	—	(1,998,809)
Loss on disposal of property and equipment	12	12
Changes in operating assets and liabilities:
Accounts receivable	200	(185)
Other receivables	20	566
Receivables from related parties	23	(23)
Prepaid expenses and other current assets	1,400	2,982
Other non-current assets	—	(3,667)
Accounts payable	(3,301)	17,903
Accrued expenses	(4,361)	35,883
Operating lease liability	(1,595)	(1,408)
Net cash used in operating activities	(129,794)	(194,409)
Cash flows from investing activities
Purchase of property and equipment	(31)	(2,597)
Proceeds from the sale of property and equipment	3	—
Net cash used in investing activities	(28)	(2,597)
Cash flows from financing activities
Proceeds from the issuance of debt	99,965	—
Payment of third-party fees associated with debt	(125)	—
Proceeds from exercise of stock options	1,606	71,678
Net cash provided by financing activities	101,446	71,678
Net decrease in cash	(28,376)	(125,328)
Cash and cash equivalents at beginning of period	152,596	277,924
Cash and cash equivalents at end of period	$124,220	$152,596
Supplemental disclosure of cash flow information
Cash paid for interest	$8,900	$11,506
Cash paid for income taxes	$2	$2
Supplemental schedule of non-cash investing and financing activities
Remeasurement of operating lease liability and right-of-use asset in connection with 2024 Lease Agreement	$—	$6,283
Fair value of warrants issued to lender in conjunction with 2025 Loan Agreement (as defined in Note 3)	$1,720	$—
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
The Company recorded a gain on the transaction of $2.0 billion during the year ended December 31, 2024, which consisted of the following components (in thousands):

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

Liquidity
As of December 31, 2025, the Company had an accumulated deficit of $246.2 million and cash and cash equivalents of $124.2 million. From its inception and through December 31, 2025, the Company has devoted substantially all of its efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of its therapeutic candidates, pre-commercialization activities, organizing and staffing the Company, establishing its intellectual property portfolio and raising capital to support and expand these activities.
The Company believes that its existing cash and cash equivalents, including proceeds from the March 2026 Amendment (see Footnote 11), will be sufficient to fund the Company’s operations for at least 12 months from the date these consolidated financial statements are issued. The Company plans to finance its future cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, strategic transactions and other similar arrangements.
The process of conducting preclinical studies and testing therapeutic candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. The Company expects to continue to incur net losses for the foreseeable future until, if ever, the Company has an approved product and can successfully commercialize it. Until such time the Company, if ever, can generate substantial product revenue, the Company expects to finance its cash needs through equity offerings, debt financings or other capital sources, including strategic licensing and collaborations, strategic transactions, or other similar arrangements and transactions, and from time to time, the Company engages in discussions with potential acquirers regarding the disposition of one or more of its therapeutic candidates.
If the Company raises additional capital through public or private equity or convertible debt offerings, the ownership interests of its existing stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that adversely affect its stockholders’ rights. If the Company raises capital through additional debt financings, it may be subject to covenants limiting or restricting its ability to take specific actions, such as incurring additional debt or making certain capital expenditures. To the extent that the Company raises additional capital through strategic licensing, collaboration or other similar agreements, it may have to relinquish valuable rights to its therapeutic candidates, future revenue streams or research programs at an earlier stage of development or on less favorable terms than it would otherwise choose, or to grant licenses on terms that may not be favorable to the Company. However, there can be no assurance as to the availability or terms upon which such finances or capital might be available in the future. If the Company is unable to secure adequate additional funding, it will need to reevaluate its operating plan and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of its development programs, or relinquish rights to its intellectual property on less favorable terms than it would otherwise choose. These actions could materially impact its business, results of operations, financial condition, and prospects.
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
The Company continually evaluates its accounts receivable for all outstanding third-party balances to determine the potential exposure to a concentration of credit risk. The Company’s major third-party contracting parties, some of which account for significant balances in both accounts receivable and revenue, are generally large, credit-worthy biotechnology companies and government bodies. The Company assesses the collectability of accounts receivable through a review of its current aging, as well as an analysis of its historical collection rate, general economic conditions, and credit status of these third parties. As of December 31, 2025 and December 31, 2024, all outstanding accounts receivable were deemed to be fully collectible, and therefore, no allowance for credit losses was recorded.
Dividends
As of December 31, 2025, the Company has never declared or paid any dividends on its common stock.
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

At lease commencement for leases with terms greater than 12 months, the Company records a lease liability determined as the present value of future lease payments over the expected lease term. The Company calculates the present value of future lease payments using an estimated incremental borrowing rate that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The Company also records an operating right-of-use asset based on the liability as adjusted for any lease incentives or prepaids. The lease term at the commencement date is determined by considering whether renewal options and termination options are reasonably certain of exercise.
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
Investment in Poplar Therapeutics
The Company uses the equity method of accounting for equity investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. As discussed in Note 6, the Company received an equity investment in the form of a 10% equity interest as consideration in a series of agreements with Poplar Therapeutics, Inc, or Poplar Therapeutics, formerly Phylaxis Bioscience, LLC., which was later increased to 15% in the fourth quarter of 2023 following the achievement of a milestone. This equity interest is accounted for as an equity method investment and the Company’s proportionate share of the net income or loss of Poplar Therapeutics is included as loss in equity method investment in the consolidated statement of operations. Judgment regarding the level of influence over each equity method investment includes considering key factors such as the Company’s ownership interest, representation on the board of directors, legal form of the investee (e.g. limited liability corporation), participation in policy-making decisions, and material purchase and sale transactions.
The investment had been reduced to zero prior to the beginning of 2021 as a result of the allocation of the Company’s share of prior losses of the investee. Following the Company’s increase in equity interest of 5% in the fourth quarter of 2023, the Company established an additional equity method investment and subsequently recorded its proportionate loss as loss in equity method investment in the consolidated statement of operations. Accordingly, the Company’s investment in Poplar Therapeutics as of December 31, 2025 and December 31, 2024 is zero.
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
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2025
Money market funds	$5,870	$—	$—	$5,870
Total assets measured at fair value	$5,870	$—	$—	$5,870

December 31, 2024
Money market funds	$5,093	$—	$—	$5,093
Total assets measured at fair value	$5,093	$—	$—	$5,093
The Company’s long-term outstanding debt is not measured at fair value on a reoccurring basis. As of December 31, 2025 and December 31, 2024, the fair value of the Company’s long-term outstanding debt approximates fair value using Level 2 inputs.
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
Financial Instruments with Characteristics of Both Liabilities and Equity
The Company accounts for issued warrants either as a liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or ASC 480-10, and ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, or ASC 815-40. Under ASC 480-10, warrants are considered a liability if they are mandatorily redeemable and they require settlement in cash, other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be classified as a liability or as equity. Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability-classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in other expense, net in the consolidated statements of operations as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or under another applicable GAAP standard. Equity-classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date. The Company’s outstanding warrants do not meet the requirements for liability classification under ASC-480-10 or ASC-815-40. Therefore, the Company’s outstanding warrants are classified as equity as of and for the years ended December 31, 2025 and December 31, 2024.
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
The utilization of unused federal and state net operating losses, or NOLs, and research tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code, as amended, or IRC, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50 percentage points or more in the ownership positions of certain stockholders or groups of stockholders during a rolling three-year period. The Company has not completed a formal study to determine if any ownership changes within the meaning of IRC Section 382 and 383 have occurred. It is possible that the Company has already incurred ownership changes and may incur additional ownership changes in the future. If an ownership change occurs, the Company’s ability to use its NOL or tax credit carryforwards may be restricted, which could require the Company to pay federal or state income taxes earlier than would be required if such limitations were not in effect.
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
In periods in which the Company has a net loss, basic loss per share and diluted loss per share are identical since the effect of potentially dilutive common shares is anti-dilutive and therefore excluded. Accordingly, for the year ended December 31, 2025, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
Potentially dilutive securities not included in the calculation of diluted net loss per share are as follows (in thousands):

YEAR ENDED DECEMBER 31, 2025
Outstanding stock options	3,501
Warrants to purchase common stock	141
Total	3,642
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
The Company’s revenues to date under this segment have been derived from licenses with collaboration partners and grant awards, and the Company has not generated any revenue from the commercial sale of approved therapeutic products (see Note 6). As a result, the Company has incurred operating losses since its inception and expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances its therapeutic candidates through all stages of development and clinical trials and, ultimately, seeks regulatory approval. The CODM evaluates the Company's operating results and allocates resources using net income (loss) and the components of operating expense, together with information on the progression and results of clinical trial activities, to advance the Company's therapeutic pipeline and to best support the long-term growth of the Company’s overall business.
The table below summarizes the significant segment revenue and significant segment expenses which are regularly reported to and reviewed by the CODM for the purposes of making decisions regarding the allocation of resources and are reconciled to consolidated net income (loss) for the years ended December 31, 2025 and December 31, 2024 (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
Segment net income (loss)
Revenue	$1,300	$200
Research and development expense
Personnel	35,372	72,790
Clinical trials	35,339	47,665
Contract manufacturing	19,590	55,643
Equipment, depreciation, and facility	10,227	9,693
Other research and development	12,500	17,952
General and administrative expense
Merger-related	—	68,061
Personnel	14,481	37,649
Other general and administrative	8,816	22,195
Other income (expense)	(5,028)	(2,476)
Other segment items(1)	—	2,021,498
Other segment expenses(2)	2	2
Segment and consolidated net income (loss)	$(140,055)	$1,687,572
(1) Other segment items consist of the gain on transaction from the Merger, discussed above.
(2) Other segment expenses include provision for income taxes.

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
Adoption of New Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. Two primary enhancements related to this ASU include disaggregating existing income tax disclosures relating to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. We adopted ASU 2023-09 for the year ended December 31, 2025 and applied it prospectively, as disclosed in Note 8, Income Taxes. The adoption did not have a material impact on our consolidated financial statements.
Recently Issued but Not Yet Adopted Accounting Pronouncements
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
2. OTHER FINANCIAL INFORMATION
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets were comprised of the following (in thousands):

	AS OF DECEMBER 31,
	2025	2024
Clinical trials (1)	$4,566	$3,544
Clinical drug substance and product manufacturing (2)	1,880	1,998
Licenses	1,303	816
Outside research and development services (3)	448	642
Other	238	382
Prepaid expense and other current assets	$8,435	$7,382
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

Property and Equipment, Net
Property and equipment, net were comprised of the following (in thousands):

	AS OF DECEMBER 31,
	2025	2024
Machinery and equipment	$9,519	$9,758
Computer software	3,984	3,984
Furniture, fixtures and other	556	556
Leasehold improvements	795	795
Total property and equipment	14,854	15,093
Less: accumulated depreciation and amortization	(11,121)	(8,893)
Property and equipment, net	$3,733	$6,200
Depreciation and amortization expense for each of the years ended December 31, 2025 and December 31, 2024, and consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
Research and development	$2,304	$1,881
General and administrative	179	404
Total depreciation and amortization expense	$2,483	$2,285
Accrued Expenses
Accrued expenses were comprised of the following (in thousands):

	AS OF DECEMBER 31,
	2025	2024
Clinical trials (1)	$10,794	$14,796
Compensation expense	7,450	7,726
Clinical drug substance and product manufacturing (2)	5,542	5,642
Other outside research and development (3)	111	632
Professional fees	447	629
Interest expense	857	—
Other	328	465
Accrued expenses	$25,529	$29,890
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
The Company determined the Acquirer’s assumption and subsequent repayment of the outstanding debt constitutes an extinguishment of the debt as the Company has been legally released from being the primary obligor under the liability. The Company did not make any payment upon the extinguishment of the debt and did not incur any prepayment penalties. Upon the Acquirer’s assumption of the outstanding debt, the Company recorded a gain of $211.3 million, the net carrying amount of the Amended 2020 Loans upon extinguishment, within the gain related to transaction with Acquirer in its consolidated statements of operations during the year ended December 31, 2024.
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
As of December 31, 2025, the Company’s outstanding debt balance under the 2025 Loan Agreement consisted of the following (in thousands):

AS OF
DECEMBER 31, 2025
Term loan	$109,000
Less: debt discount	(8,441)
Long-term debt, including debt discount and final payment fee	$100,559

The Company’s interest-only period will continue through February 2028, with principal payments beginning in March 2028. Future principal payments and final fee payments will be made as follows (in thousands):

AS OF
DECEMBER 31, 2025
2028	$43,478
2029	52,174
2030	13,348
Total future minimum payments	109,000
Less: unamortized debt discount	(8,441)
Total debt	$100,559
The Company’s obligations under the 2025 Loan Agreement are secured by a first priority perfected lien on, and security interest in, substantially all present and future assets of the Company, subject to certain exceptions. The 2025 Loan Agreement includes customary events of default, including instances of a material adverse change in the Company’s operations, that may require prepayment of the outstanding term loans. The 2025 Loan Agreement also requires the Company to maintain a minimum liquidity threshold in the amount of $20.0 million, tested at all times, with such liquidity threshold subject to increase to $50.0 million or $75.0 million based on certain pipeline development changes. As of December 31, 2025, the Company is in compliance with all covenants under the 2025 Loan Agreement.
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
Interest Expense
Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount and accretion of the final payment at an effective interest rate of 12.9%. During the year ended December 31, 2025, interest expense was $12.2 million, $2.4 million of which related to non-cash amortization of the debt discount and accretion of the final payment.
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
As part of the Separation and Distribution, each holder of outstanding pre-funded warrants received (i) $30.00 per pre-funded warrant in cash, less the applicable exercise price per share, (ii) one contingent value right per share, representing the right to receive a contingent payment of $5.00 in cash upon the achievement of a regulatory milestone, and (iii) one pre-funded warrant of Inhibrx for every four of the Former Parent’s pre-funded warrants held. Following the Separation and Distribution, pre-funded warrants to purchase 991,849 shares of the Company’s common stock are outstanding at an exercise price of $0.0001 per share. The pre-funded warrants are exercisable upon issuance pursuant to certain beneficial ownership limitations as defined in the Purchase Agreement, as amended, and will remain outstanding until exercised in full.
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
Following the Separation, no Oxford Warrants were outstanding.
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

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance as of December 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	AS OF DECEMBER 31,
	2025	2024
Options to purchase common stock issued and outstanding	3,501	3,660
Pre-funded warrants issued and outstanding	992	992
Shares available for future equity grants	499	340
Warrants issued and outstanding	141	—
Total common stock reserved for future issuance	5,133	4,992
5. EQUITY COMPENSATION PLAN
2017 Plan
Prior to the Merger, the Company’s share-based compensation plan, the Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan, or the 2017 Plan, provided for the issuance of incentive stock options, restricted and unrestricted stock awards, and other stock-based awards. The 2017 Plan was terminated in connection with the Merger.
Stock Option Activity
Under the 2017 Plan, the Company granted options with an exercise price equal to the fair market value of the Company’s stock on the date of the option grant. The options were subject to four-year vesting with a one-year cliff and had a contractual term of 10 years.
The aggregate intrinsic value of stock options exercised during the year ended December 31, 2024 was $65.3 million. Aggregate intrinsic value of stock options exercised is calculated using the fair value of common stock on the date of exercise. The total fair value of stock options vested during the year ended December 31, 2024 was $42.5 million.
Following the Merger, there was no activity under the 2017 Plan and no stock options remained outstanding under the 2017 Plan.
Settlement of Stock Options Upon Merger
All outstanding options with an exercise price less than or equal to the total consideration of $35.00 vested immediately upon the Merger and were settled for the consideration of: (i) $30.00 per share in cash, less the applicable exercise price of their stock option and (ii) one contingent value right per share, representing the right to receive a contingent payment of $5.00 in cash upon the achievement of a regulatory milestone. In connection with the acceleration of the eligible stock options, affecting 160 grantees, the Company recognized $39.3 million in stock compensation expense.
All outstanding options with an exercise price which exceeded the total consideration of $35.00 were canceled upon the Merger for no consideration. In connection with the cancellation of all unvested options with an exercise price above $35.00, affecting 7 grantees, the Company recognized all remaining stock compensation expense of $1.8 million.
2024 Plan
In connection with the Separation, the Company adopted the 2024 Omnibus Incentive Plan, or the 2024 Plan, which provides for the issuance of incentive stock options, restricted and unrestricted stock awards, and other stock-based awards. As of December 31, 2025, an aggregate of 4.0 million shares of common stock were authorized for issuance under the 2024 Plan, of which 0.4 million remained available for issuance.
Stock Option Activity

The Company grants options with an exercise price equal to the fair market value of the Company’s stock on the date of the option grant. All options granted to employees are subject to four-year vesting with a one-year cliff. All options granted to non-employee directors are subject to a one-year vesting term. All options have a contractual term of 10 years.
A summary of the Company’s stock option activity under its 2024 Plan for the year ended December 31, 2025 is as follows (in thousands, except for per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	3,660	$15.84
Granted	378	$17.86
Exercised	(102)	$15.79
Forfeited	(435)	$15.86
Outstanding as of December 31, 2025	3,501	$16.06	8.5	$220,342
Vested and exercisable as of December 31, 2025	1,295	$15.84	8.3	$81,773
The aggregate intrinsic value of stock options exercised during the year ended December 31, 2025 was $4.7 million. The total fair value of stock options vested during the year ended December 31, 2025 was $17.4 million. No stock options were exercised or vested during the year ended December 31, 2024. The Company expects all outstanding stock options to vest.
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
The weighted-average assumptions used by the Company to estimate the fair value of stock options granted under the 2024 Plan using the Black-Scholes option pricing model, as well as the resulting weighted-average fair value, for the years ended December 31, 2025 and December 31, 2024 were as follows:

	YEAR ENDED DECEMBER 31,
	2025	2024
Risk-free interest rate	3.91%	4.56%
Expected volatility	86.58%	86.32%
Expected dividend yield	—%	—%
Expected term (in years)	5.98	6.06
Weighted average fair value	$13.32	$11.89
The Company did not grant any stock options under the 2017 Plan during the years ended December 31, 2025 and December 31, 2024.
See Note 1 for further discussion in how the Company determines the assumptions used in the option pricing model.

Stock-based compensation expense for stock options under the 2024 Plan and 2017 Plan consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
Research and development	$6,534	$36,875
General and administrative	4,604	21,643
Total stock-based compensation expense	$11,138	$58,518
As of December 31, 2025, the Company had $25.9 million of total unrecognized stock-based compensation expense related to its stock options under the 2024 Plan, which is expected to be recognized over a weighted-average period of 2.56 years. As of December 31, 2025, the Company had no remaining unrecognized stock-based compensation expense related to its stock options under the 2017 Plan following the termination of the plan subsequent to the Merger.
6. LICENSE REVENUE
The following table summarizes the total revenue recorded in the Company’s consolidated statements of operations (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
License fee revenue
Scithera, Inc.	$1,300	$—
Regeneron Pharmaceuticals, Inc.	—	200
Total license fee revenue	$1,300	$200
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
During the second quarter of 2025, the Company completed its single performance obligation and recognized $1.3 million at the point in time upon the completion of the transfer of all licensed materials and know-how. During the year ended December 31, 2025, the Company recognized $1.3 million of revenue and received a payment of $1.3 million under the Scithera License Agreement.
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
In May 2024, pursuant to the option extension terms in the 2020 Regeneron Agreement, Regeneron requested to extend the option term for its third program by an additional six months in exchange for an option extension fee of $0.1 million. The Company recognized the $0.1 million of revenue related to this extension at the point in time in which the extension was granted. In November 2024, Regeneron requested a second extension of the option term for an additional six months in exchange for an option extension fee of $0.1 million. The Company recognized the $0.1 million of revenue related to this extension at the point in time in which the extension was granted. The $0.2 million related to the option extensions is recorded as accounts receivable in the Company’s consolidated balance sheet as of December 31, 2024 and was collected in full during the first quarter of the year ended December 31, 2025.
During the year ended December 31, 2024, the Company recognized $0.2 million of revenue related to this agreement. The Company did not recognize any revenue under this agreement during the year ended December 31, 2025.
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
During the second quarter of 2025, the Company substantially completed all obligations under the Transition Services Agreement. The Company has not billed the Former Parent for any services under the Transition Services during the year ended December 31, 2025 and does not expect any future billings. During the year ended December 31, 2024, the Company billed the Former Parent for $0.3 million for services performed under the Transition Services Agreement, which was recognized as other income. The Company received approximately $0.2 million in cash during the year ended December 31, 2024, with the remaining balance of approximately $23,000 received during the year ended December 31, 2025.
Additionally, the Transition Services Agreement required the Former Parent to reimburse the Company for certain severance payments made by the Company to certain Company employees whose employment was terminated as a result of the Merger. During the year ended December 31, 2024, the Company billed the Former Parent for $1.0 million of severance payments to former employees, all of which was received as of December 31, 2024. No further activity occurred during the year ended December 31, 2025.
Pharmacovigilance Agreement
In connection with the Separation, the Company entered into a Pharmacovigilance Agreement with the Former Parent, pursuant to which the parties agreed to implement processes and procedures for sharing information as required for each party’s compliance with its regulatory and pharmacovigilance responsibilities.
8. INCOME TAXES
The components of the Company’s income (loss) before income taxes are as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
United States	$(140,053)	$1,687,574
Foreign	—	—
Loss provision for before income taxes	$(140,053)	$1,687,574
The components of income tax expense were as follows for the years ended December 31, 2025 and December 31, 2024, respectively (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
Current:
State	$2	$2
Total current	$2	$2
The provision for the years ended December 31, 2025 and December 31, 2024 was related to state income taxes.
The Company made no material income tax payments during 2025 for Federal, state, and foreign jurisdictions.

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on January 1, 2025 on a prospective basis. As a result, the Company's rate reconciliation for 2025 is presented in accordance with the new disclosure requirements, while the reconciliation for 2024 continues to be presented under disclosure requirements in effect for that period.
A reconciliation of the income tax expense computed at the U.S. federal statutory income tax rate to the Company's income tax expense is as follows (in thousands) (after the adoption of ASU 2023-09):

	YEAR ENDED DECEMBER 31,
	2025
Federal income taxes at 21%	$(29,411)	21.0%
State taxes, net of federal benefit (1)	1	—%
Change in valuation allowance	29,552	(21.1)%
Other	(140)	0.1%
Effective tax rate	$2	—%
(1) 50% or more of our state tax provision relates to the California state jurisdiction.
A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to the loss from operations is summarized as follows (in thousands) (prior to the adoption of ASU 2023-09):

YEAR ENDED DECEMBER 31,
2024
Expected income tax expense at federal statutory rate	$354,390
State income tax expense, net of federal benefit	10,106
Permanent items	6,842
R&D credits	(28,602)
Unrecognized tax benefits (FIN 48)	(4,651)
Elimination of deferred tax assets and liabilities upon Transaction with Acquirer	195,694
Non-taxable gain related to Transaction with Acquirer	(410,226)
336(e) election	665
Valuation allowance	(124,216)
Income tax expense	$2
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

The components of net deferred tax assets and liabilities are as follows (in thousands):

	AS OF DECEMBER 31,
	2025	2024
Deferred tax assets
Net operating loss carryforward	$40,276	$4,726
Section 174 research and development capitalization	8,183	15,718
Stock compensation	2,355	809
Accrued expenses	1,427	893
Operating lease liabilities	1,414	1,776
Intangibles	46	56
Property and equipment	18	—
Other	2	5
Gross deferred tax assets	53,721	23,983
Less: Valuation allowance	(52,508)	(21,789)
Total deferred tax assets after valuation allowance	1,213	2,194
Deferred tax liabilities
Property and equipment	—	(575)
Operating lease right-of-use assets	(1,213)	(1,619)
Total deferred tax liabilities	(1,213)	(2,194)
Net deferred tax assets (liabilities)	$—	$—
In connection with the Separation, the Former Parent retained all rights associated with the unused federal and state NOLs and research tax credit carryforwards as of the date of the transaction to offset its future taxable income. As of December 31, 2025, the Company had unused federal and state NOL carryforwards of approximately $183.1 million and $32.8 million, respectively. The federal NOL carryforwards may be carried forward indefinitely but are only available to offset up to 80% of pre-NOL taxable income each year. The state NOL carryforwards will begin to expire in 2034 if not utilized.
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
The Company has established a full valuation allowance against its deferred tax assets due to uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate sufficient taxable income to realize such assets. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. Based on this evaluation, as of December 31, 2025, a valuation allowance of $52.5 million has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence, such as estimates of future taxable income during carryforward periods and the Company’s projections for growth.
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
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	AS OF DECEMBER 31,
	2025	2024
Beginning balance	$—	$4,651
Increases (decreases) related to current year tax positions	—	(4,651)
Ending balance	$—	$—
As of December 31, 2025, the Company did not have any gross unrecognized tax benefits. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months. The Company’s policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets as of December 31, 2025 or December 31, 2024, and has not recognized interest and/or penalties in its consolidated statements of operations for the years ended December 31, 2025 and December 31, 2024 as the unrecognized tax benefits relate to tax positions for which no cash tax liability has been reduced.
The Company is subject to income taxes in the United States and various state jurisdictions. Following the Separation, the Company’s tax years from 2024 and forward are subject to examination by the United States and state tax authorities. The Company has not been, nor is it currently, under examination by the U.S. federal or any state tax authority.
On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law. The OBBBA includes significant changes to U.S. tax and related laws. Some of the provisions of the OBBBA affecting corporations include the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, or TCJA, modifications to the Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income international tax provisions, an increase in the limit of the deduction of interest expense to 30% of earnings before interest, taxes, depreciation, and amortization, and reinstatement of 100% bonus depreciation deduction from the TCJA for eligible property acquired after January 19, 2025. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA’s financial reporting implications have been recognized in our income tax provision for 2025. The incorporation of these effects resulted in no material impact on the Company’s effective tax rate.
9. LEASES
Operating Leases
In September 2017, the Company entered into a seven-year lease agreement as its sole location in La Jolla, California, which contains an initial base rent of approximately $0.1 million per month with 2% annual escalations. In May 2019, the Company executed an amendment to its lease agreement to expand its facilities and began occupying this space in January 2020, which contained an initial base rent of approximately $30,000 per month with 2% annual escalations. Each of these leases expired in June 2025 with an option to extend the lease an additional five years, which was not included in the right-of-use asset and lease liabilities. Payments under each of the lease agreements included base rent plus a percentage of taxes and operating expenses incurred by the lessor in connection with the ownership and management of the property, the latter of which to be determined annually.

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
The operating right-of-use asset and operating lease liability as of December 31, 2025 and December 31, 2024 are as follows (in thousands):

	AS OF DECEMBER 31,
	2025	2024
Operating right-of-use asset	$5,535	$7,338

Operating lease liability
Current	$2,326	$1,595
Non-current	4,127	6,453
Total operating lease liability	$6,453	$8,048
During the years ended December 31, 2025 and December 31, 2024, the Company recognized operating lease expense of $3.9 million and $3.4 million, respectively. During the years ended December 31, 2025 and December 31, 2024, the Company paid $2.3 million and $1.7 million for amounts included in the measurement of the operating lease liability, respectively.
As of December 31, 2025 and December 31, 2024, the Company’s operating lease had a remaining term of 2.5 years and 3.5 years, respectively. The Company discounts its lease payments using its incremental borrowing rate as of the commencement of the lease. The Company has determined a weighted-average discount rate of 10.2% as of December 31, 2025 and December 31, 2024.

Future minimum rental commitments for the Company’s operating leases reconciled to the operating lease liability are as follows (in thousands):

AS OF DECEMBER 31,
2025
2026	$2,855
2027	2,941
2028	1,492
Total future minimum lease payments	7,288
Less: imputed interest	(835)
Present value of operating lease liability	6,453
Less: current portion of operating lease liability	(2,326)
Non-current portion of operating lease liability	$4,127
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
Other Commitments
Additionally, as of December 31, 2025 and December 31, 2024, Mark P. Lappe, the Company’s Chief Executive Officer, David Matly, the Company’s President, and Kelly D. Deck, the Company’s Chief Financial Officer, and certain other members of management have agreements that provide for severance compensation in the event of termination or a change in control.
11. SUBSEQUENT EVENTS
The Company evaluated subsequent events to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, it was determined that no additional subsequent events required recognition or disclosure in these consolidated financial statements, other than disclosures related to those outlined below.
First Amendment to Loan Agreement with Oxford
On March 18, 2026, the Company entered into the First Amendment to Loan and Service Agreement with Oxford, or the March 2026 Amendment. The March 2026 Amendment provides for an additional tranche, or the Term B Loans, in an aggregate principal amount of $75.0 million, upsized from $50.0 million originally available under the 2025 Loan Agreement, prior to the March 2026 Amendment, collectively with the prior $100.0 million under the

2025 Loan Agreement, the Oxford Term Loans. $75.0 million of the Term B Loans was funded on the date of the March 2026 Amendment.
All obligations under the 2025 Loan Agreement, as amended, and the other loan documents are secured by a first priority perfected lien on, and security interest in, substantially all present and future assets of the Company, subject to certain exceptions. The 2025 Loan Agreement, as amended, includes customary events of default, including instances of a material adverse change in the Company’s operations, that may require prepayment of the outstanding term loans. The March 2026 Amendment updated the minimum liquidity threshold covenant, tested at all times, to $40.0 million, not subject to future increases. All other terms of the 2025 Loan Agreement remain outstanding.
In connection with the March 2026 Amendment tranche of funding, the Company issued warrants to Oxford to purchase 21,518 shares of the Company’s common stock at an exercise price of $69.71 per share. The warrants are immediately exercisable, and the exercise period will expire 10 years from the date of issuance.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in its 2013 Internal Control-Integrated Framework.
Based on our assessment, management believes that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.
Item 9B. Other Information.
During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
Amendment to Loan Agreement
On March 18, 2026, we entered into the First Amendment to Loan and Service Agreement with Oxford Finance, LLC, or the March 2026 Amendment. The March 2026 Amendment provides for an additional tranche, or the Term B Loans, in an aggregate principal amount of $75.0 million, upsized from $50.0 million originally available under the 2025 Loan Agreement prior to the March 2026 Amendment, $75.0 million of which was funded on the date of the March 2026 Amendment.
All obligations under the 2025 Loan Agreement, as amended, and the other loan documents are secured by a first priority perfected lien on, and security interest in, substantially all of our present and future assets, subject to certain exceptions. The 2025 Loan Agreement, as amended, includes customary events of default, including instances of a material adverse change in our operations, that may require prepayment of the outstanding term loans. The March 2026 Amendment updated the minimum liquidity threshold covenant, tested at all times, to $40.0 million, not subject to future increases. All other terms of the 2025 Loan Agreement remain outstanding.
In connection with the $75.0 million in funding on the date of the March 2026 Amendment, we issued to Oxford Finance LLC warrants, or the Term B Warrants, to purchase 21,518 shares of Common Stock, at an exercise price of $69.71 per share. The Term B Warrants are immediately exercisable, and the exercise period will expire 10 years from the date of issuance.
The exercise price and the number of shares of Common Stock issuable upon exercise of the Term B Warrants will be subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock. The issuance of the Term B Warrants is exempt from the registration requirements of the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. Each lender represented that it is an accredited investor, and that it was acquiring the securities for investment for its own account, not as nominee or agent, and not with a view to the public resale or distribution within the meaning of the Securities Act.
The foregoing description of the March 2026 Amendment and the Term B Warrants contained herein does not purport to be complete and is qualified in its entirety by reference to the March 2026 Amendment and the form of Term B Warrant, which is filed as Exhibit 10.12 and Exhibit 4.2, respectively, to this Annual Report and is incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance.
The response to this item not otherwise set forth below is incorporated by reference from the discussion responsive thereto under the caption “Management and Corporate Governance” and, if applicable, “Delinquent Section 16(a) Reports” in our proxy statement for the 2026 annual meeting of stockholders.
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
Item 11. Executive Compensation.
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation” and “Director Compensation” in our proxy statement for the 2026 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the 2026 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Party Transactions” and “Management and Corporate Governance” in our proxy statement for the 2026 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Fees for Independent Registered Public Accounting Firm” and “Pre-Approval Policies and Procedures” in our proxy statement for the 2026 annual meeting of stockholders.

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
Index to Exhibits

Exhibit No.	Description of Exhibit	Filed Herewith	Form	Incorporated By Reference File No.	Exhibit Reference	Date Filed
2.1^	Agreement and Plan of Merger, dated as of January 22, 2024, by and among Inhibrx, Inc., Aventis Inc., and Art Acquisition Sub, Inc.		8-K	001-39452	2.1	1/23/2024
2.2^	Separation and Distribution Agreement, dated as of January 22, 2024, by and among Inhibrx, Inc., Ibex SpinCo, Inc., and Aventis Inc.		8-K	001-39452	2.2	1/23/2024
2.3	Amendment to Separation and Distribution Agreement, dated as of September 23, 2025, by and among Inhibrx Biosciences, Inc., Sanofi AATD Inc., and Aventis Inc.		10-Q	001-42031	2.3	11/14/2025
3.1	Amended & Restated Certificate of Incorporation of Inhibrx Biosciences, Inc.		8-K	001-42031	3.1	5/30/2024
3.2	Amended & Restated Bylaws of Inhibrx Biosciences, Inc.		8-K	001-42031	3.2	5/30/2024
4.1	Form of Warrant to Purchase Stock.		10	001-42031	4.1	4/25/2024
4.2	Form of Warrant to Purchase Stock by and between Inhibrx Biosciences, Inc. and entities affiliated with Oxford Finance LLC.		8-K	001-42031	4.1	1/13/2025
4.3	Description of Registered Securities		10-K	001-42031	4.3	3/17/2025
10.1^	Transition Services Agreement, dated as of May 29, 2024, by and between Inhibrx Biosciences, Inc. and Inhibrx, Inc.		8-K	001-42031	10.3	5/30/2024
10.2+	Form of Indemnification Agreement.		10	001-42031	10.2	4/25/2024
10.3^	Registration Rights Agreement, dated as of May 29, 2024, by and among Inhibrx Biosciences, Inc. and the parties thereto.		8-K	001-42031	10.1	5/30/2024
10.4+	Executive Employment Agreement, effective as of May 30, 2024, by and between Inhibrx Biosciences, Inc. and Mark Lappe.		S-1	333-280127	10.4	6/11/2024

10.5+	Executive Employment Agreement, effective as of May 30, 2024, by and between Inhibrx Biosciences, Inc. and Kelly Deck.		S-1	333-280127	10.6	6/11/2024
10.6+	Amended and Restated Employment Agreement, effective as of April 1, 2025, by and between Inhibrx Biosciences, Inc. and David Matly.		10-Q	001-42031	10.1	8/13/2025
10.7+	2024 Omnibus Incentive Plan.		S-8	333-279840	10.1	5/30/2024
10.8+	Form of Stock Option Grant Notice under the 2024 Omnibus Incentive Plan.		8-K	001-42031	10.4	5/30/2024
10.9+	Form of Restricted Stock Unit Agreement under the 2024 Omnibus Incentive Plan.		S-8	333-279840	10.3	5/30/2024
10.10+	Nonemployee Director Compensation Policy.		10-Q	001-42031	10.14	8/13/2024
10.11	Loan and Security Agreement, dated January 13, 2025, among Inhibrx Biosciences, Inc., Oxford Finance LLC, and the other lenders party thereto.		8-K	001-42031	10.1	1/13/2025
10.12	First Amendment to the Loan and Security Agreement, dated March 18, 2026, among Inhibrx Biosciences, Inc., Oxford Finance LLC, and the other lenders party thereto.	X
19.1	Inhibrx Biosciences, Inc. Insider Trading Policy		10-K	001-42031	19.1	3/17/2025
21.1	Subsidiaries of the Registrant.		S-1	333-280127	21.1	6/11/2024
23.1	Consent of BDO USA, P.C., independent registered public accounting firm.	X
24.1	Power of Attorney (see signature page)	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Inhibrx Biosciences, Inc. Clawback Policy		10-K	001-42031	97.1	3/17/2025
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	X
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

INHIBRX BIOSCIENCES, INC.

/s/ Mark P. Lappe
Name: Mark P. Lappe
Title: Chief Executive Officer and Chairman

Date: March 19, 2026
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark P. Lappe and Kelly D. Deck, and each of them, as his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mark P. Lappe	Chief Executive Officer and Chairman (principal executive officer)	March 19, 2026
Mark P. Lappe

/s/ Kelly D. Deck, C.P.A.	Chief Financial Officer (principal financial officer and principal accounting officer)	March 19, 2026
Kelly D. Deck, C.P.A.

/s/ Jon Faiz Kayyem, Ph.D.	Director	March 19, 2026
Jon Faiz Kayyem, Ph.D.

/s/ Douglas G. Forsyth	Director	March 19, 2026
Douglas G. Forsyth

/s/ Kimberly Manhard	Director	March 19, 2026
Kimberly Manhard

/s/ Kristiina Vuori, M.D., Ph.D.	Director	March 19, 2026
Kristiina Vuori, M.D., Ph.D.