Form 10-Q
period 2026-03-31
Inhibrx Biosciences, Inc.
filed 2026-05-14
CIK 2007919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.               ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No ☒
As of May 8, 2026, the registrant had 14,671,186 shares of common stock outstanding.

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

Part I — Financial Information
Item 1. Financial Statements.
Inhibrx Biosciences, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data and par value)
(Unaudited)

	MARCH 31,	DECEMBER 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$161,657	$124,220
Other receivables	186	177
Prepaid expenses and other current assets	9,498	8,435
Total current assets	171,341	132,832
Property and equipment, net	3,196	3,733
Operating right-of-use asset	5,052	5,535
Other non-current assets	4,378	4,378
Total assets	$183,967	$146,478
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$8,762	$5,944
Accrued expenses	15,342	25,529
Current portion of operating lease liability	2,408	2,326
Total current liabilities	26,512	33,799
Long-term debt, net	174,994	100,559
Non-current portion of operating lease liability	3,496	4,127
Total liabilities	205,002	138,485
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 15,000,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued or outstanding as of March 31, 2026 and December 31, 2025.	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 14,607,286 shares issued and outstanding as of March 31, 2026 and 14,577,609 shares issued and outstanding as of December 31, 2025.	1	1
Additional paid-in-capital	258,592	254,179
Accumulated deficit	(279,628)	(246,187)
Total stockholders’ equity (deficit)	(21,035)	7,993
Total liabilities and stockholders’ equity (deficit)	$183,967	$146,478
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx Biosciences, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Operating expenses:
Research and development	$25,217	$36,877
General and administrative	5,710	6,024
Total operating expenses	30,927	42,901
Loss from operations	(30,927)	(42,901)
Other income (expense):
Interest expense	(3,509)	(2,689)
Interest income	1,007	2,329
Other income (expense), net	(12)	(50)
Total other expense	(2,514)	(410)
Loss before income tax expense	(33,441)	(43,311)
Provision for income taxes	—	—
Net loss	$(33,441)	$(43,311)
Net loss per share, basic and diluted	$(2.15)	$(2.80)
Shares used in computing net loss per share, basic and diluted	15,585	15,468
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx Biosciences, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2025	14,578	$1	$254,179	$(246,187)	$7,993
Stock-based compensation expense	—	—	2,653	—	2,653
Issuance of shares upon exercise of stock options	30	—	471	—	471
Issuance of warrants in connection with March 2026 Amendment to the 2025 Loan Agreement	—	—	1,289	—	1,289
Net loss	—	—	—	(33,441)	(33,441)
Balance as of March 31, 2026	14,608	$1	$258,592	$(279,628)	$(21,035)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2024	14,476	$1	$239,715	$(106,132)	$133,584
Stock-based compensation expense	—	—	2,450	—	2,450
Issuance of warrants in connection with 2025 Loan Agreement	—	—	1,720	—	1,720
Net loss	—	—	—	(43,311)	(43,311)
Balance as of March 31, 2025	14,476	$1	$243,885	$(149,443)	$94,443
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Cash flows from operating activities
Net loss	$(33,441)	$(43,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	537	675
Accretion of debt discount and non-cash interest expense	732	533
Stock-based compensation expense	2,653	2,450
Non-cash lease expense	483	434
Changes in operating assets and liabilities:
Accounts receivable	—	200
Other receivables	(9)	(17)
Receivables from related parties	—	23
Prepaid expenses and other current assets	(1,063)	730
Other non-current assets	—	28
Accounts payable	2,818	(353)
Accrued expenses	(10,187)	2,884
Operating lease liability	(549)	(171)
Net cash used in operating activities	(38,026)	(35,895)
Cash flows from investing activities
Purchase of property and equipment	—	(21)
Net cash used in investing activities	—	(21)
Cash flows from financing activities
Proceeds from the issuance of debt	74,992	99,965
Payment of fees associated with debt	—	(125)
Proceeds from the exercise of stock options	471	—
Net cash provided by financing activities	75,463	99,840
Net increase in cash and cash equivalents	37,437	63,924
Cash and cash equivalents at beginning of period	124,220	152,596
Cash and cash equivalents at end of period	$161,657	$216,520
Supplemental disclosure of cash flow information
Cash paid for interest	$2,778	$1,299
Cash paid for income taxes	$—	$—
Supplemental schedule of non-cash investing and financing activities
Fair value of warrants issued to lender in conjunction with Amended 2025 Loan Agreement (as defined in Note 3)	$1,289	$1,720

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
Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2026.
Liquidity
As of March 31, 2026, the Company had an accumulated deficit of $279.6 million and cash and cash equivalents of $161.7 million. From its inception and through March 31, 2026, the Company has devoted substantially all of its efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of its therapeutic candidates, pre-commercialization activities, organizing and staffing the Company, establishing its intellectual property portfolio and raising capital to support and expand these activities.
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
Use of Estimates
The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The Company’s most significant estimates relate to accounting for development work and preclinical studies and clinical trials, determining the assumptions used in measuring stock-based compensation, the fair value of warrants, and the incremental borrowing rate estimated in relation to the Company’s operating lease. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. The Company’s actual results may differ from these estimates under different assumptions or conditions.
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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2026
Money market funds	$5,923	$—	$—	$5,923
Total assets measured at fair value	$5,923	$—	$—	$5,923

December 31, 2025
Money market funds	$5,870	$—	$—	$5,870
Total assets measured at fair value	$5,870	$—	$—	$5,870
The Company’s long-term outstanding debt is not measured at fair value on a reoccurring basis. As of March 31, 2026 and December 31, 2025, the Company’s long-term outstanding debt approximates fair value using Level 2 inputs.
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
In periods in which the Company has a net loss, basic loss per share and diluted loss per share are identical since the effect of potentially dilutive common shares is anti-dilutive and therefore excluded. Accordingly, for the three months ended March 31, 2026 and March 31, 2025, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
Potentially dilutive securities not included in the calculation of diluted loss per share are as follows (in thousands):

	AS OF MARCH 31,
	2026	2025
Outstanding stock options	3,428	3,422
Warrants to purchase common stock	162	141
Total	3,590	3,563
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
The CODM assesses performance for the biologic therapeutic segment and decides how to allocate resources based on the consolidated net income (loss) as reported on its consolidated statement of operations. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The segment depreciation expense, interest expense, interest income, and segment asset additions are consistent with consolidated amounts reported within the consolidated statement of cash flows given the Company's operations are aggregated within a single reportable segment.
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
The table below summarizes the significant segment expenses which are regularly provided to the CODM for the purposes of making decisions regarding the allocation of resources and are reconciled to consolidated net loss for the three months ended March 31, 2026 and March 31, 2025 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Segment net loss
Research and development expense
Clinical trials	$(9,180)	$(13,265)
Personnel	(8,527)	(9,326)
Contract manufacturing	(2,043)	(8,550)
Equipment, depreciation, and facility	(2,561)	(2,583)
Other research and development	(2,906)	(3,153)
Total research and development expense	(25,217)	(36,877)
General and administrative expense
Personnel	(3,646)	(3,777)
Other general and administrative	(2,064)	(2,247)
Total general and administrative expense	(5,710)	(6,024)
Other expense	(2,514)	(410)
Segment and consolidated net loss	$(33,441)	$(43,311)
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

2. OTHER FINANCIAL INFORMATION
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets were comprised of the following (in thousands):

	AS OF	AS OF
	MARCH 31, 2026	DECEMBER 31, 2025
Clinical trials (1)	$5,789	$4,566
Clinical drug substance and product manufacturing (2)	1,556	1,880
Software licenses	1,385	1,303
Outside research and development services (3)	506	448
Other	262	238
Prepaid expense and other current assets	$9,498	$8,435
(1) Relates primarily to the Company’s prepayments to third-party CROs for management of clinical trials and prepayments for drug supply to be used in combination with the Company’s therapeutics. See “Accrued Research and Development and Clinical Trial Costs” in Note 1 for further discussion of the components of research and development.
(2) Relates primarily to the Company’s usage of third-party CDMOs for clinical and development efforts. See “Accrued Research and Development and Clinical Trial Costs” in Note 1 for further discussion of the components of research and development.
(3) Relates to the Company’s usage of third-parties for other research and development efforts. See “Accrued Research and Development and Clinical Trial Costs” in Note 1 for further discussion of the components of research and development.
Property and Equipment, Net
Property and equipment, net were comprised of the following (in thousands):

	AS OF	AS OF
	MARCH 31, 2026	DECEMBER 31, 2025
Machinery and equipment	$9,519	$9,519
Computer software	3,984	3,984
Leasehold improvements	795	795
Furniture, fixtures, and other	556	556
Total property and equipment	14,854	14,854
Less: accumulated depreciation and amortization	(11,658)	(11,121)
Property and equipment, net	$3,196	$3,733
Depreciation and amortization expense for the three months ended March 31, 2026 and March 31, 2025 consisted of the following (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Research and development	$530	$588
General and administrative	7	87
Total depreciation and amortization expense	$537	$675

Accrued Expenses
Accrued expenses were comprised of the following (in thousands):

	AS OF	AS OF
	MARCH 31, 2026	DECEMBER 31, 2025
Clinical trials (1)	$8,582	$10,794
Compensation-related	2,242	7,450
Clinical drug substance and product manufacturing (2)	2,141	5,542
Interest expense	857	857
Professional fees	591	447
Other outside research and development (3)	236	111
Other	693	328
Accrued expenses	$15,342	$25,529
(1) Relates primarily to the Company’s usage of third-party CROs for management of clinical trials. See “Accrued Research and Development and Clinical Trial Costs” in Note 1 for further discussion of the components of research and development.
(2) Relates primarily to the Company’s usage of third-party CDMOs for clinical and development efforts. See “Accrued Research and Development and Clinical Trial Costs” in Note 1 for further discussion of the components of research and development.
(3) Relates to the Company’s usage of third-parties for other research and development efforts. See “Accrued Research and Development and Clinical Trial Costs” in Note 1 for further discussion of the components of research and development.
3. DEBT
2025 Loan Agreement
On January 13, 2025, the Company entered into a Loan and Security Agreement, or the 2025 Loan Agreement, with Oxford Finance LLC, or Oxford, pursuant to which it received $100.0 million in gross proceeds. The 2025 Loan Agreement provided for an additional tranche of $50.0 million to be funded upon the Company's request and at Oxford’s sole discretion. On March 18, 2026, the Company entered into the First Amendment to Loan and Security Agreement with Oxford, or the March 2026 Amendment, or collectively with the 2025 Loan Agreement, the Amended 2025 Loan Agreement. The March 2026 Amendment provided for an additional tranche, or the Term B Loans, in an aggregate principal amount of $75.0 million, upsized from $50.0 million originally available under the 2025 Loan Agreement. Upon closing of the March 2026 Amendment, the Term B Loans were funded and the Company received gross proceeds of $75.0 million.
The Company determined the March 2026 Amendment should be treated as a modification of the original 2025 Loan Agreement since the terms and resulting cash flows were not substantially changed upon the amendment.
The outstanding term loans will mature on January 1, 2030, or the Maturity Date, and bear interest at (1) 5.61% plus (2) the greater of (i) the 1-Month Term Secured Overnight Financing Rate as published by the CME Group or (ii) 4.34%. The repayment schedule provides for interest-only payments through February 1, 2028, with principal payments beginning on March 1, 2028. The interest-only period is followed by 23 months of equal payments of principal plus interest. Upon the earliest to occur of (i) the Maturity Date, (ii) the acceleration of any term loan under the Term Loan Facility, or (iii) prepayment of any term loan under the Term Loan Facility, the Company will be required to make a final payment of 9.0% of the total principal amount. This final payment of $15.75 million will be accreted over the life of the Amended 2025 Loan Agreement using the effective interest method. The Company has the option to prepay the outstanding balance of the term loan in full prior to the Maturity Date, subject to a prepayment fee ranging from 2.0% to 5.0%, depending on the timing of the prepayment.

As of March 31, 2026, the Company’s outstanding debt balance under the Amended 2025 Loan Agreement consisted of the following (in thousands):

AS OF
MARCH 31, 2026
Term A	$109,000
Term B	81,750
Less: debt discount	(15,756)
Long-term debt, including debt discount and final payment fee	$174,994
The Company’s interest-only period will continue through February 2028, with principal payments beginning in March 2028. Future principal payments and final fee payments will be made as follows (in thousands):

AS OF
MARCH 31, 2026
2028 (10 months)	$76,087
2029	91,304
2030	23,359
Total future minimum payments	190,750
Less: unamortized debt discount	(15,756)
Total debt	$174,994
All obligations under the Amended 2025 Loan Agreement and the other loan documents are secured by a first priority perfected lien on, and security interest in, substantially all present and future assets of the Company, subject to certain exceptions. The Amended 2025 Loan Agreement includes customary events of default, including instances of a material adverse change in the Company’s operations, that may require prepayment of the outstanding term loans. The March 2026 Amendment updated the minimum liquidity threshold covenant, tested at all times, to $40.0 million, not subject to future increases. All other terms of the 2025 Loan Agreement remain outstanding following the March 2026 Amendment. As of March 31, 2026, the Company is in compliance with all covenants under the 2025 Loan Agreement and has not received any notification or indication from Oxford of an intent to declare the loan due prior to maturity.
Concurrently with the debt issuance in January 2025, the Company issued to Oxford warrants to purchase 140,741 shares of common stock at an exercise price of $14.21 per share. Concurrently with the March 2026 Amendment, the Company issued to Oxford warrants to purchase 21,518 shares of common stock at an exercise price of $69.71 per share. Both the 2025 Oxford Warrants and 2026 Oxford Warrants are immediately exercisable, and the exercise period will expire 10 years from the date of issuance. Upon issuance, both the 2025 Oxford Warrants and 2026 Oxford Warrants were classified as equity and recorded at their fair value of $1.7 million and $1.3 million, respectively, as additional paid-in-capital and as a debt discount which will be accreted over the life of the Amended 2025 Loan Agreement using the effective interest method.
See Note 4 for further discussion of these warrants.
Interest Expense
Interest expense on the Amended 2025 Loan is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount and accretion of the final payment at an effective interest rate of 17.5%. During the three months ended March 31, 2026, interest expense was $3.5 million, $0.7 million of which related to non-cash amortization of the debt discount and accretion of the final payment. During the three months ended March 31, 2025, interest expense was $2.7 million, $0.5 million of which related to non-cash amortization of the debt discount and accretion of the final payment.

4. STOCKHOLDERS’ EQUITY (DEFICIT)
Pre-funded Warrants
Pre-funded warrants to purchase 991,849 shares of the Company’s common stock are outstanding at an exercise price of $0.0001 per share. The pre-funded warrants are exercisable upon issuance pursuant to certain beneficial ownership limitations as defined in the Securities Purchase Agreement, as amended, which was entered into with certain institutional and other accredited investors, and will expire when exercised in full.
Oxford Warrants
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
In connection with the March 2026 Amendment, the Company issued warrants to Oxford, or the 2026 Oxford Warrants. The Company issued warrants to purchase 21,518 shares of the Company’s common stock at an exercise price of $69.71 per share. The 2026 Oxford Warrants are exercisable upon issuance and will expire on March 18, 2036. The 2026 Oxford Warrants are equity-classified and carried at the instruments’ fair value upon classification into equity, with no subsequent remeasurements.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	AS OF	AS OF
	MARCH 31, 2026	DECEMBER 31, 2025
Options to purchase common stock issued and outstanding	3,428	3,501
Shares available for future equity grants	441	499
Pre-funded warrants issued and outstanding	992	992
Warrants issued and outstanding	162	141
Total common stock reserved for future issuance	5,023	5,133
5. EQUITY COMPENSATION PLAN
2024 Plan
The Company’s share-based compensation plan, the 2024 Omnibus Incentive Plan, or the 2024 Plan, provides for the issuance of incentive stock options, restricted and unrestricted stock awards, and other stock-based awards. As of March 31, 2026, an aggregate of 4.0 million shares of common stock were authorized for issuance under the 2024 Plan, of which 0.4 million remained available for issuance.
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

A summary of the Company’s stock option activity under its 2024 Plan for the three months ended March 31, 2026 is as follows (in thousands, except for per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	3,501	$16.06
Exercised	(30)	$15.86
Forfeited	(43)	$15.86
Outstanding as of March 31, 2026	3,428	$16.06	8.2	$175,387
Vested and exercisable as of March 31, 2026	1,459	$15.84	7.9	$74,977
The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2026 was $1.9 million. There were no stock options exercised during the three months ended March 31, 2025. The total fair value of stock options vested during the three months ended March 31, 2026 and the three months ended March 31, 2025 was $2.3 million and $0.3 million, respectively. The Company expects all outstanding stock options to vest.
Stock-Based Compensation Expense
The weighted-average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option pricing model, as well as the resulting weighted-average fair value, for the three months ended March 31, 2025 were as follows:

THREE MONTHS ENDED MARCH 31, 2025
Risk-free interest rate	4.13%
Expected volatility	86.26%
Expected dividend yield	—%
Expected term (in years)	6.08
Weighted average fair value	$10.49
No stock options were granted during the three months ended March 31, 2026.
Stock-based compensation expense consisted of the following (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Research and development	$1,573	$1,256
General and administrative	1,080	1,194
Total stock-based compensation expense	$2,653	$2,450
As of March 31, 2026, the Company had $22.7 million of total unrecognized stock-based compensation expense related to its stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

6. COMMITMENTS AND CONTINGENCIES
Operating Leases
During the three months ended March 31, 2026 and March 31, 2025, the Company recognized operating lease expense of $1.1 million and $0.9 million, respectively. During the three months ended March 31, 2026 and March 31, 2025, the Company paid $0.7 million and $0.4 million in cash for amounts included in the measurement of the operating lease liability, respectively.
As of March 31, 2026 and December 31, 2025, the Company’s operating lease had a remaining term of 2.3 years and 2.5 years, respectively. The Company discounts its lease payments using its incremental borrowing rate as of the commencement of the lease. The Company determined a weighted-average discount rate of 10.2% as of March 31, 2026 and December 31, 2025.
Future minimum rental commitments for the Company’s operating leases reconciled to the operating lease liability are as follows (in thousands):

AS OF
MARCH 31, 2026
2026 (9 months)	$2,152
2027	2,941
2028	1,492
Total future minimum lease payments	6,585
Less: imputed interest	(681)
Total operating lease liability	5,904
Less: current portion of operating lease liability	(2,408)
Non-current portion of operating lease liability	$3,496
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report, and our audited consolidated financial statements and notes thereto as of and for the fiscal year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or the Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report contains forward-looking statements that involve risk and uncertainties, including those described in the section titled “Special Note Regarding Forward-Looking Statements.” As a result of many factors, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
** Currently being investigated in patients with non-small cell lung cancer, or NSCLC, head and neck squamous cell carcinoma, or HNSCC, among others.

ozekibart (INBRX-109)
Ozekibart is a precisely engineered tetravalent death receptor 5, or DR5, agonist currently being evaluated in patients diagnosed with colorectal cancer, Ewing sarcoma, chondrosarcoma, and certain other solid tumor types.
Colorectal adenocarcinoma
In April 2026, we announced interim data from the Phase 1/2 study evaluating ozekibart in combination with FOLFIRI in patients with locally advanced or metastatic, unresectable colorectal cancer, or CRC. Efficacy was assessed in 45 evaluable patients as of April 10, 2026, the cutoff date, and resulted in an ORR of 20% per RECIST v1.1 criteria. Historically, the current standard of care has yielded limited response rates (ORR of 1-6% per RECIST v1.1 criteria). Nearly half of responses were durable with a duration of response exceeding 6 months. Responses were observed irrespective of RAS/RAF mutation status. The median progression-free survival, or PFS, for the evaluable population was 5.5 months. Notably, 42% of patients remained progression-free at the 6-month landmark, with 9 patients remaining on therapy, suggesting that a significant portion of patients achieve durable disease control that extends well beyond the median PFS. The overall disease control rate (partial responses and stable disease as best response) remained robust at 87%, further supporting the potential of ozekibart to control tumor growth in a heavily pre-treated population. Ozekibart in combination with FOLFIRI continues to maintain a manageable safety profile. The most common treatment-related adverse events were diarrhea, fatigue, and nausea, which were largely Grade 1 or 2 and consistent with the known side effects of FOLFIRI. Despite the majority of the patients (68%) presenting with liver metastases at baseline, no significant liver toxicity was observed.
We plan to meet with the FDA in the second half of 2026 to discuss the potential for an accelerated regulatory pathway for ozekibart in fourth-line colorectal cancer and to discuss plans to initiate a first-line registrational trial in CRC.
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
We expect to complete enrollment in the Phase 1/2 trial of ozekibart in combination with IRI/TMZ for advanced or metastatic, unresectable, relapsed, or refractory Ewing sarcoma in the second half of 2026. If the current response and duration trends observed continue, we plan to meet with the FDA in the second half of 2026 to discuss the potential for an accelerated regulatory pathway for this indication.
Chondrosarcoma
In June 2021, we initiated a randomized, blinded, placebo-controlled, registrational trial in patients with metastatic, unresectable conventional chondrosarcoma, which enrolled over 200 patients in total at 68 different sites worldwide and for which the United States Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, granted orphan drug designation for the treatment of chondrosarcoma in November 2021 and August 2022, respectively. The primary endpoint for this trial is PFS.
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

We submitted a biologics license application to the FDA in April 2026 for the potential approval of ozekibart in conventional chondrosarcoma.
INBRX-106
INBRX-106 is a hexavalent OX40 agonist currently being investigated as a single agent and in combination with KEYTRUDA® (pembrolizumab), a PD-1 blocking checkpoint inhibitor, in patients with locally advanced or metastatic solid tumors. KEYTRUDA® is a registered trademark of Merck Sharp & Dohme LLC, a subsidiary of Merck & Co., Inc., Rahway, NJ, USA. INBRX-106 is currently being investigated in combination with KEYTRUDA® in patients with non-small cell lung cancer, or NSCLC, head and neck squamous cell carcinoma, or HNSCC, among others.
In May 2026, we announced positive interim results from the randomized, first-line Phase 2 portion of the HexAgon study. The trial evaluated the safety and efficacy of INBRX-106 in combination with pembrolizumab (the combination arm) versus pembrolizumab monotherapy (the control arm) in first-line patients with treatment-naïve, PD-L1 positive (CPS ≥ 20) metastatic or unresectable recurrent HNSCC. The Phase 2 portion of the HexAgon study enrolled 68 patients: 33 randomized to the combination arm and 35 to the control arm. In the evaluable population, 11 out of 25 patients (44.0%) in the INBRX-106 combination arm achieved a confirmed objective response, compared with 6 out of 28 patients (21.4%) in the control arm. This represents a 22.6% absolute increase in confirmed responses. Three complete responses were observed in the INBRX-106 combination arm, reflecting tumor clearance, while no complete responses were observed with pembrolizumab alone. Complete responses in first-line HNSCC remain uncommon and are generally associated with more durable outcomes. The combination of INBRX-106 and pembrolizumab was generally manageable, with a safety profile consistent with the addition of an active immunostimulatory agent to checkpoint blockade. The most common treatment-related adverse events were rash, diarrhea, fatigue, and infusion-related reactions, which were predominantly low-grade. No treatment-related deaths were reported in either arm.
The progression-free survival data from the Phase 2 portion of the HexAgon study are expected to become available in the fourth quarter of 2026. We plan to begin the Phase 3 portion of the HexAgon study during the third quarter of 2026.
Based on these promising early results, we aim to evaluate INBRX-106 across broader indications to potentially improve the efficacy of checkpoint inhibitors. This strategy includes initiating a study in the perioperative setting in NSCLC later this quarter. We believe OX40 agonism has the greatest potential to drive cure in earlier-stage disease settings, where patients typically retain a more active and responsive immune system. Outside of combination with checkpoint inhibitors, we plan to explore combinations with agents that could benefit from T-cell costimulation, such as vaccines, T-cell engagers, and CAR-Ts.
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
Internal research and development expenses consist of:
•salaries, benefits and other related costs, including non-cash stock-based compensation under the 2024 Omnibus Incentive Plan, or the 2024 Plan, for personnel engaged in research and development functions;
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
General and Administrative
General and administrative, or G&A, expenses consist primarily of:
•salaries, benefits and other related costs, including non-cash stock-based compensation under the 2024 Plan, for personnel engaged in G&A functions;
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
Other Income (Expense)
Interest expense. Interest expense consists of interest on our Amended 2025 Loan Agreement with Oxford Finance LLC and other lenders, or collectively, Oxford.
Interest income. Interest income consists of interest earned on cash and cash equivalents.

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and March 31, 2025
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2026	2025	($)	(%)
Operating expense:
Research and development	$25,217	$36,877	$(11,660)	(32)%
General and administrative	5,710	6,024	(314)	(5)%
Total operating expense	30,927	42,901	(11,974)	(28)%
Loss from operations	(30,927)	(42,901)	11,974	(28)%
Other income (expense)
Interest expense	(3,509)	(2,689)	(820)	30%
Interest income	1,007	2,329	(1,322)	(57)%
Other income (expense), net	(12)	(50)	38	(76)%
Total other expense	(2,514)	(410)	(2,104)	513%
Net loss	$(33,441)	$(43,311)	$9,870	(23)%
Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2026	2025	($)	(%)
External expenses:
Clinical trials	$9,180	$13,265	$(4,085)	(31)%
Contract manufacturing	2,043	8,550	(6,507)	(76)%
Other external research and development	2,305	2,278	27	1%
Internal expenses:
Personnel	8,527	9,326	(799)	(9)%
Equipment, depreciation, and facility	2,561	2,583	(22)	(1)%
Other internal research and development	601	875	(274)	(31)%
Total research and development expenses	$25,217	$36,877	$(11,660)	(32)%
Research and development expenses decreased by $11.7 million from $36.9 million during the three months ended March 31, 2025 to $25.2 million during the three months ended March 31, 2026. The overall decrease was primarily due to the following factors:
•clinical trial expense decreased by $4.1 million, primarily due to decreases in expenses associated with ozekibart (INBRX-109) for the treatment of unresectable or metastatic conventional chondrosarcoma as the trial approached completion of enrollment;
•contract manufacturing expense decreased by $6.5 million, primarily due to the timing and completion of certain manufacturing activities required to support our clinical trials for ozekibart (INBRX-109) and INBRX-106; and

•personnel-related expense decreased by $0.8 million, which was primarily related to a decrease in headcount.
G&A Expense
G&A expenses were $5.7 million and $6.0 million during the three months ended March 31, 2026 and March 31, 2025, respectively. Expenses remained consistent in each period with a slight decrease in personnel expenses as a result of a decrease in headcount.
Other income (expense)
Interest expense. Interest expense was $3.5 million and $2.7 million during the three months ended March 31, 2026 and March 31, 2025, respectively, all of which related to interest incurred and the amortization of debt discounts related to the 2025 Loan Agreement, as amended. $100.0 million was outstanding in principal during each period through the date of the March 2026 Amendment, upon which we received an additional $75.0 million in principal.
Interest income. During the three months ended March 31, 2026 and March 31, 2025, we earned $1.0 million and $2.3 million, respectively, of interest income related to interest earned on our sweep and money market account balances.
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
In January 2025, we entered into the 2025 Loan Agreement with Oxford Finance LLC, or Oxford, upon which we received gross proceeds of $100.0 million. On March 18, 2026, we entered into the First Amendment to Loan and Security Agreement with Oxford, or the March 2026 Amendment, or collectively with the 2025 Loan Agreement, the Amended 2025 Loan Agreement. The March 2026 Amendment provided for an additional tranche, or the Term B Loans, in an aggregate principal amount of $75.0 million, upsized from $50.0 million originally available under the 2025 Loan Agreement. Upon closing of the March 2026 Amendment, the Term B Loans were funded and we received gross proceeds of $75.0 million.
Future Funding Requirements
Since our inception, we have devoted substantially all of our efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of our therapeutic candidates, pre-commercialization activities, organizing and staffing the Company, establishing our intellectual property portfolio, and raising capital to support and expand these activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. Our net income or losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities, as well as the timing of other corporate transactions. During the three months ended March 31, 2026 our net loss was $33.4 million. As of March 31, 2026, we had an accumulated deficit of $279.6 million and cash and cash equivalents of $161.7 million.
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
Commitments
Our material cash requirements from known contractual and other obligations primarily relate to our lease obligations, debt, and services provided by our third party CROs and CDMOs.
Our lease for our laboratory and office space expires in 2028, with an option to extend for an additional three years. As of March 31, 2026, we had future minimum rental payments under these leases of $6.6 million, of which $2.9 million and $3.7 million are current and non-current, respectively. For more information regarding these lease agreements, refer to Note 6 to the unaudited condensed consolidated financial statements.
Under the 2025 Loan Agreement, as amended, we are required to make interest only payments through February 2028, with all principal payments and final fee payments beginning in March 2028 and continuing through the maturity date of January 2030. As of March 31, 2026, we have a minimum obligation of $241.7 million of long-term debt, including minimum interest and final fee payments, of which $17.0 million and $224.7 million are current and non-current, respectively. For more information regarding the Amended 2025 Loan Agreement, refer to Note 3 to the condensed consolidated financial statements.
We enter into contracts in the normal course of business with CROs related to our ongoing preclinical studies and clinical trials and with CDMOs for clinical supplies and manufacturing scale-up activities. These contracts are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $11.0 million in our condensed consolidated balance sheets for expenditures incurred by CROs and CDMOs as of March 31, 2026.
While these contracts are generally cancellable, some may contain specific activities that involve one or more noncancellable commitments. Depending on the timing and reasoning of the exit, certain termination penalties may apply and can range from the cost of work performed to date up to twelve months of future committed manufacturing costs. As of March 31, 2026, the noncancellable portion of these contracts totaled in aggregate, excluding amounts recorded in accounts payable and accrued expenses as of this date, approximately $15.8 million. The noncancellable purchase commitments relate to future contract manufacturing of drug supply for one of our therapeutic candidates.

Cash Flow Summary
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Net cash used in operating activities	$(38,026)	$(35,895)
Net cash used in investing activities	—	(21)
Net cash provided by financing activities	75,463	99,840
Net increase in cash and cash equivalents	$37,437	$63,924
Operating Activities
Net cash used in operating activities was $38.0 million during the three months ended March 31, 2026 and consisted primarily of a net loss of $33.4 million, adjusted for non-cash items, including accretion on our debt discount and the non-cash portion of interest expense related to our debt of $0.7 million, stock-based compensation expense of $2.7 million, depreciation and amortization of $0.5 million and non-cash lease expense of $0.5 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, including the decrease in operating lease liability of $0.5 million as a result of lease payments made throughout the period, and an increase in prepaid expenses and other current assets of $1.1 million and a decrease in accrued expenses of $10.2 million due to the timing of payments to our CRO and CDMO partners during the period. These uses of cash were offset in part by an increase in accounts payables of $2.8 million during the period.
Net cash used in operating activities was $35.9 million during the three months ended March 31, 2025 and consisted primarily of a net loss of $43.3 million, adjusted for non-cash items, including accretion on our debt discount and the non-cash portion of interest expense related to our debt of $0.5 million, stock-based compensation expense of $2.5 million, depreciation and amortization of $0.7 million and non-cash lease expense of $0.4 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, including the decrease in operating lease liability of $0.2 million as a result of lease payments made throughout the period and the decrease in accounts payable of $0.4 million. These uses of cash were offset by a decrease in accounts receivable of $0.2 million upon the collection of balances during the period, a decrease in prepaid expenses and other current assets of $0.7 million and an increase in accrued expenses of $2.9 million due to the timing of payments to our CRO and CDMO partners during the period.
Investing Activities
Net cash used in investing activities was approximately $21,000 during the three months ended March 31, 2025, and was related to capital purchases of software and laboratory equipment. We did not use any cash in investing activities during the three months ended March 31, 2026.
Financing Activities
Net cash provided by financing activities was $75.5 million during the three months ended March 31, 2026, which consisted primarily of net proceeds from the March 2026 Amendment from which we received $75.0 million in gross proceeds during March 2026, and $0.5 million in proceeds from the exercise of stock options. Net cash provided by financing activities was $99.8 million during the three months ended March 31, 2025, which consisted of net proceeds from the 2025 Loan Agreement which we entered into in January 2025.
Critical Accounting Estimates and Policies
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
There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in the 2025 Annual Report.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors set forth in Part I, Item 1A of our 2025 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.
(a) Exhibits.

Exhibit No.	Description of Exhibit	Filed Herewith	Form	Incorporated By Reference File No.	Date Filed
3.1	Amended & Restated Certificate of Incorporation of Inhibrx Biosciences, Inc.		8-K	001-42031	5/30/2024
3.2	Amended & Restated Bylaws of Inhibrx Biosciences, Inc.		8-K	001-42031	5/30/2024
4.1	Form of Warrant to Purchase Stock		10	001-42031	4/25/2024
4.2	Form of Warrant to Purchase Stock by and between Inhibrx Biosciences, Inc. and entities affiliated with Oxford Finance LLC	X
10.1	First Amendment to the Loan and Security Agreement, dated March 18, 2026, among Inhibrx Biosciences, Inc., Oxford Finance LLC, and the other lenders party thereto		10-K	001-42031	3/19/2026
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	X
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

INHIBRX BIOSCIENCES, INC.

Date: May 14, 2026	/s/ Mark P. Lappe
Mark P. Lappe
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 14, 2026	/s/ Kelly D. Deck
Kelly D. Deck, C.P.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)