Form 10-Q
period 2026-06-30
Inhibrx Biosciences, Inc.
filed 2026-08-13
CIK 2007919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.               ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No ☒
As of August 7, 2026, the registrant had 14,717,660 shares of common stock outstanding.

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

Part I — Financial Information
Item 1. Financial Statements.
Inhibrx Biosciences, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data and par value)
(Unaudited)

	JUNE 30,	DECEMBER 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$133,344	$124,220
Other receivables	132	177
Prepaid expenses and other current assets	8,736	8,435
Total current assets	142,212	132,832
Property and equipment, net	2,686	3,733
Operating right-of-use asset	4,555	5,535
Other non-current assets	4,769	4,378
Total assets	$154,222	$146,478
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$9,800	$5,944
Accrued expenses	15,773	25,529
Current portion of operating lease liability	2,491	2,326
Total current liabilities	28,064	33,799
Long-term debt, net	176,285	100,559
Non-current portion of operating lease liability	2,850	4,127
Total liabilities	207,199	138,485
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 15,000,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued or outstanding as of June 30, 2026 and December 31, 2025.	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 14,708,910 shares issued and outstanding as of June 30, 2026 and 14,577,609 shares issued and outstanding as of December 31, 2025.	1	1
Additional paid-in-capital	263,300	254,179
Accumulated deficit	(316,278)	(246,187)
Total stockholders’ equity (deficit)	(52,977)	7,993
Total liabilities and stockholders’ equity (deficit)	$154,222	$146,478
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx Biosciences, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Revenue:
License fee revenue	$—	$1,300	$—	$1,300
Total revenue	—	1,300	—	1,300
Operating expenses:
Research and development	23,899	22,267	49,116	59,144
General and administrative	8,250	6,422	13,960	12,446
Total operating expenses	32,149	28,689	63,076	71,590
Loss from operations	(32,149)	(27,389)	(63,076)	(70,290)
Other income (expense):
Interest expense	(5,693)	(3,141)	(9,202)	(5,830)
Interest income	1,263	2,124	2,270	4,453
Other expense, net	(68)	(246)	(80)	(296)
Total other expense	(4,498)	(1,263)	(7,012)	(1,673)
Loss before income tax expense	(36,647)	(28,652)	(70,088)	(71,963)
Provision for income taxes	3	2	3	2
Net loss	$(36,650)	$(28,654)	$(70,091)	$(71,965)

Net loss per share, basic and diluted	$(2.34)	$(1.85)	$(4.49)	$(4.65)
Shares used in computing net loss per share, basic and diluted	15,669	15,468	15,627	15,468
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx Biosciences, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2025	14,578	$1	$254,179	$(246,187)	$7,993
Stock-based compensation expense	—	—	2,653	—	2,653
Issuance of shares upon exercise of stock options	30	—	471	—	471
Issuance of warrants in connection with March 2026 Amendment to the 2025 Loan Agreement	—	—	1,289	—	1,289
Net loss	—	—	—	(33,441)	(33,441)
Balance as of March 31, 2026	14,608	$1	$258,592	$(279,628)	$(21,035)
Stock-based compensation expense	—	—	3,104	—	3,104
Issuance of shares upon exercise of stock options	101	—	1,604	—	1,604
Net loss	—	—	—	(36,650)	(36,650)
Balance as of June 30, 2026	14,709	$1	$263,300	$(316,278)	$(52,977)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2024	14,476	$1	$239,715	$(106,132)	$133,584
Stock-based compensation expense	—	—	2,450	—	2,450
Issuance of warrants in connection with 2025 Loan Agreement	—	—	1,720	—	1,720
Net loss	—	—	—	(43,311)	(43,311)
Balance as of March 31, 2025	14,476	$1	$243,885	$(149,443)	$94,443
Stock-based compensation expense	—	—	2,770	—	2,770
Net loss	—	—	—	(28,654)	(28,654)
Balance as of June 30, 2025	14,476	$1	$246,655	$(178,097)	$68,559
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2026	2025
Cash flows from operating activities
Net loss	$(70,091)	$(71,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,060	1,336
Accretion of debt discount and non-cash interest expense	2,023	1,159
Stock-based compensation expense	5,757	5,220
Non-cash lease expense	980	878
Loss on disposal of fixed assets	14	—
Changes in operating assets and liabilities:
Accounts receivable	—	119
Other receivables	45	(689)
Receivables from related parties	—	23
Prepaid expenses and other current assets	(692)	952
Other non-current assets	—	22
Accounts payable	3,829	(953)
Accrued expenses	(9,756)	(1,412)
Operating lease liability	(1,112)	(538)
Net cash used in operating activities	(67,943)	(65,848)
Cash flows from investing activities
Purchase of property and equipment	—	(21)
Net cash used in investing activities	—	(21)
Cash flows from financing activities
Proceeds from the issuance of debt	74,992	99,965
Payment of fees associated with debt	—	(125)
Proceeds from the exercise of stock options	2,075	—
Net cash provided by financing activities	77,067	99,840
Net increase in cash and cash equivalents	9,124	33,971
Cash and cash equivalents at beginning of period	124,220	152,596
Cash and cash equivalents at end of period	$133,344	$186,567

Supplemental disclosure of cash flow information
Cash paid for interest	$6,585	$3,842
Cash paid for income taxes	$3	$2
Supplemental schedule of non-cash investing and financing activities
Fair value of warrants issued to lender in conjunction with Amended 2025 Loan Agreement (as defined in Note 3)	$1,289	$1,720
Payable for purchase of fixed assets	$27	$—

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
Liquidity
As of June 30, 2026, the Company had an accumulated deficit of $316.3 million and cash and cash equivalents of $133.3 million. From its inception and through June 30, 2026, the Company has devoted substantially all of its efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of its therapeutic candidates, pre-commercialization activities, organizing and staffing the Company, establishing its intellectual property portfolio and raising capital to support and expand these activities.
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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2026
Money market funds	$5,976	$—	$—	$5,976
Total assets measured at fair value	$5,976	$—	$—	$5,976
December 31, 2025
Money market funds	$5,870	$—	$—	$5,870
Total assets measured at fair value	$5,870	$—	$—	$5,870
The Company’s long-term outstanding debt is not measured at fair value on a reoccurring basis. As of June 30, 2026 and December 31, 2025, the Company’s long-term outstanding debt approximates fair value using Level 2 inputs.
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
In periods in which the Company has a net loss, basic loss per share and diluted loss per share are identical since the effect of potentially dilutive common shares is anti-dilutive and therefore excluded. Accordingly, for the three and six months ended June 30, 2026 and June 30, 2025, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.

Potentially dilutive securities not included in the calculation of diluted loss per share are as follows (in thousands):

	AS OF JUNE 30,
	2026	2025
Outstanding stock options	3,437	3,647
Warrants to purchase common stock	162	141
Total	3,599	3,788
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

The table below summarizes the significant segment expenses which are regularly provided to the CODM for the purposes of making decisions regarding the allocation of resources and are reconciled to consolidated net loss for the three and six months ended June 30, 2026 and June 30, 2025 (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Segment net loss
Revenue	$—	$1,300	$—	$1,300
Research and development expense
Personnel	(8,017)	(8,637)	(16,543)	(17,963)
Clinical trials	(5,285)	(4,082)	(14,465)	(17,347)
Contract manufacturing	(5,418)	(3,828)	(7,461)	(12,378)
Equipment, depreciation, and facility	(2,489)	(2,563)	(5,051)	(5,146)
Other research and development	(2,690)	(3,157)	(5,596)	(6,310)
Total research and development expense	(23,899)	(22,267)	(49,116)	(59,144)
General and administrative expense
Personnel	(4,073)	(3,655)	(7,720)	(7,432)
Other general and administrative	(4,177)	(2,767)	(6,240)	(5,014)
Total general and administrative expense	(8,250)	(6,422)	(13,960)	(12,446)
Other expense	(4,498)	(1,263)	(7,012)	(1,673)
Provision for income taxes	(3)	(2)	(3)	(2)
Segment and consolidated net loss	$(36,650)	$(28,654)	$(70,091)	$(71,965)
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

2. OTHER FINANCIAL INFORMATION
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets were comprised of the following (in thousands):

	AS OF	AS OF
	JUNE 30, 2026	DECEMBER 31, 2025
Clinical trials (1)	$5,053	$4,566
Clinical drug substance and product manufacturing (2)	1,215	1,880
Software licenses	1,042	1,303
Professional fees	469	—
Outside research and development services (3)	383	448
Other	574	238
Prepaid expense and other current assets	$8,736	$8,435
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
Property and Equipment, Net
Property and equipment, net were comprised of the following (in thousands):

	AS OF	AS OF
	JUNE 30, 2026	DECEMBER 31, 2025
Machinery and equipment	$9,509	$9,519
Computer software	3,984	3,984
Leasehold improvements	795	795
Furniture, fixtures, and other	556	556
Total property and equipment	14,844	14,854
Less: accumulated depreciation and amortization	(12,158)	(11,121)
Property and equipment, net	$2,686	$3,733
Depreciation and amortization expense for the six months ended June 30, 2026 and June 30, 2025 consisted of the following (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Research and development	$517	$586	$1,047	$1,174
General and administrative	6	76	13	162
Total depreciation and amortization expense	$523	$662	$1,060	$1,336

Accrued Expenses
Accrued expenses were comprised of the following (in thousands):

	AS OF	AS OF
	JUNE 30, 2026	DECEMBER 31, 2025
Clinical trials (1)	$4,397	$10,794
Compensation-related	3,851	7,450
Clinical drug substance and product manufacturing (2)	2,064	5,542
Professional fees	1,920	447
Interest expense	1,451	857
Other outside research and development (3)	118	111
Other	1,972	328
Accrued expenses	$15,773	$25,529
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

As of June 30, 2026, the Company’s outstanding debt balance under the Amended 2025 Loan Agreement consisted of the following (in thousands):

AS OF
JUNE 30, 2026
Term A	$109,000
Term B	81,750
Less: debt discount	(14,465)
Long-term debt, including debt discount and final payment fee	$176,285
The Company’s interest-only period will continue through February 2028, with principal payments beginning in March 2028. Future principal payments and final fee payments will be made as follows (in thousands):

AS OF
JUNE 30, 2026
2028 (10 months)	$76,087
2029	91,304
2030	23,359
Total future minimum payments	190,750
Less: unamortized debt discount	(14,465)
Total debt	$176,285
All obligations under the Amended 2025 Loan Agreement and the other loan documents are secured by a first priority perfected lien on, and security interest in, substantially all present and future assets of the Company, subject to certain exceptions. The Amended 2025 Loan Agreement includes customary events of default, including instances of a material adverse change in the Company’s operations, that may require prepayment of the outstanding term loans. The March 2026 Amendment updated the minimum liquidity threshold covenant, tested at all times, to $40.0 million, not subject to future increases. All other terms of the 2025 Loan Agreement remain outstanding following the March 2026 Amendment. As of June 30, 2026, the Company is in compliance with all covenants under the 2025 Loan Agreement and has not received any notification or indication from Oxford of an intent to declare the loan due prior to maturity.
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
Interest Expense
Interest expense on the Amended 2025 Loan is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount and accretion of the final payment at an effective interest rate of 17.5%. During the three months ended June 30, 2026, interest expense was $5.7 million, $1.3 million of which related to non-cash amortization of the debt discount and accretion of the final payment. During the six months ended June 30, 2026, interest expense was $9.2 million, $2.0 million of which related to non-cash amortization of the debt discount and accretion of the final payment. During the three months ended June 30, 2025, interest expense was $3.1 million,

$0.6 million of which related to non-cash amortization of the debt discount and accretion of the final payment. During the six months ended June 30, 2025, interest expense was $5.8 million, $1.2 million of which related to non-cash amortization of the debt discount and accretion of the final payment.
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
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	AS OF	AS OF
	JUNE 30, 2026	DECEMBER 31, 2025
Options to purchase common stock issued and outstanding	3,437	3,501
Shares available for future equity grants	331	499
Pre-funded warrants issued and outstanding	992	992
Warrants issued and outstanding	162	141
Total common stock reserved for future issuance	4,922	5,133
5. EQUITY COMPENSATION PLAN
2024 Plan
The Company’s share-based compensation plan, the 2024 Omnibus Incentive Plan, or the 2024 Plan, provides for the issuance of incentive stock options, restricted and unrestricted stock awards, and other stock-based awards. As of June 30, 2026, an aggregate of 4.0 million shares of common stock were authorized for issuance under the 2024 Plan, of which 0.3 million remained available for issuance.
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

A summary of the Company’s stock option activity under its 2024 Plan for the six months ended June 30, 2026 is as follows (in thousands, except for per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	3,501	$16.06
Granted	110	$110.60
Exercised	(131)	$15.80
Forfeited	(43)	$15.86
Outstanding as of June 30, 2026	3,437	$19.10	8.1	$261,696
Vested and exercisable as of June 30, 2026	1,657	$15.67	7.9	$131,003
The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2026 was $10.3 million. No stock options were exercised during the six months ended June 30, 2025. The total fair value of stock options vested during the six months ended June 30, 2026 and June 30, 2025 was $5.6 million and $11.9 million, respectively. The Company expects all outstanding stock options to vest.
Stock-Based Compensation Expense
The weighted-average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option pricing model, as well as the resulting weighted-average fair value, for the six months ended June 30, 2026 and June 30, 2025 were as follows:

	SIX MONTHS ENDED JUNE 30,
	2026	2025
Risk-free interest rate	4.13%	4.01%
Expected volatility	84.23%	86.26%
Expected dividend yield	—%	—%
Expected term (in years)	5.76	5.95
Weighted average fair value	$80.27	$10.20
Stock-based compensation expense consisted of the following (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Research and development	$1,537	$1,582	$3,110	$2,838
General and administrative	1,567	1,188	2,647	2,382
Total stock-based compensation expense	$3,104	$2,770	$5,757	$5,220
As of June 30, 2026, the Company had $28.4 million of total unrecognized stock-based compensation expense related to its stock options, which is expected to be recognized over a weighted-average period of 2.2 years.

6. LICENSE REVENUES
The following table summarizes the total revenue recorded in the Company’s condensed consolidated statements of operations (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
License fee revenue
Scithera, Inc.	$—	$1,300	$—	$1,300
Total license revenue	$—	$1,300	$—	$1,300
License and Collaboration Agreements
Scithera License Agreement
On March 31, 2025, the Company entered into a License and Assignment Agreement, or the Scithera License Agreement, with Scithera, Inc., or Scithera, a biotechnology company that focuses on antibody-based molecules.
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
During the three and six months ended June 30, 2025, the Company completed its single performance obligation and recognized $1.3 million at the point in time upon the completion of the transfer of all licensed materials and know-how. No revenue was earned under the Scithera License Agreement during the three and six months ended June 30, 2026.
7. COMMITMENTS AND CONTINGENCIES
Operating Leases
During the three and six months ended June 30, 2026, the Company recognized operating lease expense of $1.0 million and $2.1 million, respectively. During the three and six months ended June 30, 2025, the Company recognized operating lease expense of $0.9 million and $1.9 million, respectively. During the three and six months ended June 30, 2026, the Company paid $0.7 million and $1.4 million in cash for amounts included in the measurement of the operating lease liability, respectively. During the three and six months ended June 30, 2025, the Company paid $0.6 million and $0.9 million in cash for amounts included in the measurement of the operating lease liability, respectively.

As of June 30, 2026 and December 31, 2025, the Company’s operating lease had a remaining term of 2.0 years and 2.5 years, respectively. The Company discounts its lease payments using its incremental borrowing rate as of the commencement of the lease. The Company determined a weighted-average discount rate of 10.2% as of June 30, 2026 and December 31, 2025.
Future minimum rental commitments for the Company’s operating leases reconciled to the operating lease liability are as follows (in thousands):

AS OF
JUNE 30, 2026
2026 (6 months)	$1,449
2027	2,941
2028	1,492
Total future minimum lease payments	5,882
Less: imputed interest	(541)
Total operating lease liability	5,341
Less: current portion of operating lease liability	(2,491)
Non-current portion of operating lease liability	$2,850
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
8. SUBSEQUENT EVENTS
The Company evaluated subsequent events to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, it was determined that no additional subsequent events required recognition or disclosure in these consolidated financial statements, other than disclosures related to those outlined below.
Second Amendment to the 2025 Loan Agreement with Oxford
On July 15, 2026, the Company entered into the Second Amendment to Loan and Security Agreement with Oxford, or the July 2026 Amendment. The July 2026 Amendment provides for the funding of up to an additional $325.0 million in gross proceeds, $100.0 million of which was funded upon execution of the amendment, or the Term C Loan, with up to an additional $225.0 million to be funded in increments of $50.0 million or more upon the Company’s request and at the Lenders’ sole discretion, or the Term D Loan.
In connection with the funding of the Term C Loan, the Company issued to Lenders warrants to purchase 21,457 shares of the Company’s common stock, par value $0.0001 per share, at an exercise price of $93.21 per share.

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
During the second quarter of 2026, we initiated two additional Phase 1 cohorts in CRC: (1) a second line study investigating ozekibart in combination with Folfiri and Avastin, and (2) a third/fourth line study investigating ozekibart in combination with Lonsurf and Avastin. We expect to announce interim results from these cohorts during the first quarter of 2027. We plan to meet with the FDA in the fourth quarter of 2026 to discuss our plans to initiate a first-line registrational trial in CRC, as well as the potential for an accelerated regulatory pathway for ozekibart in fourth-line CRC.
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
We expect to complete enrollment in the Phase 1/2 trial of ozekibart in combination with IRI/TMZ for advanced or metastatic, unresectable, relapsed, or refractory Ewing sarcoma in 2027. We are evaluating the submission of clinical data to the National Comprehensive Cancer Network® (NCCN®) to consider ozekibart for potential inclusion in the NCCN Guidelines® as a treatment option for Ewing sarcoma.
Chondrosarcoma
In June 2021, we initiated a randomized, blinded, placebo-controlled, registrational trial in patients with metastatic, unresectable conventional chondrosarcoma, which enrolled over 200 patients in total at 68 different sites worldwide and for which the United States Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, granted orphan drug designation for the treatment of chondrosarcoma in November 2021 and August 2022, respectively. The primary endpoint for this trial was PFS.
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
In June 2026, the FDA accepted for filing our biologics license application for the potential approval of ozekibart in conventional chondrosarcoma.
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
In May 2026, we announced positive interim results from the randomized, first-line Phase 2 portion of the HexAgon study. The trial evaluated the safety and efficacy of INBRX-106 in combination with pembrolizumab (the combination arm) versus pembrolizumab monotherapy (the control arm) in first-line patients with treatment-naïve, PD-L1 positive (CPS ≥ 20) metastatic or unresectable recurrent HNSCC. The Phase 2 portion of the HexAgon study enrolled 68 patients: 33 randomized to the combination arm and 35 to the control arm. In the evaluable population, 11 out of 25 patients (44.0%) in the INBRX-106 combination arm achieved a confirmed objective response, compared with 6 out of 28 patients (21.4%) in the control arm. This represented a 22.6% absolute increase in confirmed responses. Three complete responses were observed in the INBRX-106 combination arm, reflecting tumor clearance, while no complete responses were observed with pembrolizumab alone. Complete responses in first-line HNSCC remain uncommon and are generally associated with more durable outcomes. The combination of INBRX-106 and pembrolizumab was generally manageable, with a safety profile consistent with the addition of an active immunostimulatory agent to checkpoint blockade. The most common treatment-related adverse events were rash, diarrhea, fatigue, and infusion-related reactions, which were predominantly low-grade. No treatment-related deaths were reported in either arm.
The progression-free survival data from the Phase 2 portion of the HexAgon study are expected to become available in the third quarter of 2026. We plan to begin the Phase 3 portion of the HexAgon study during the third quarter of 2026.
Based on these promising early results, we aim to evaluate INBRX-106 across broader indications to potentially improve the efficacy of checkpoint inhibitors. This strategy includes initiating a study in the perioperative setting in NSCLC. We believe OX40 agonism has the greatest potential to drive cure in earlier-stage disease settings, where patients typically retain a more active and responsive immune system. Outside of combination with checkpoint inhibitors, we plan to explore combinations with agents that could benefit from T-cell costimulation, such as vaccines, T-cell engagers, and CAR-Ts.
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
Other Income (Expense)
Interest expense. Interest expense consists of interest on our 2025 Loan Agreement, as amended, with Oxford Finance LLC and other lenders, or collectively, Oxford.
Interest income. Interest income consists of interest earned on cash and cash equivalents.

Results of Operations
Comparison of the Three Months Ended June 30, 2026 and June 30, 2025
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2026	2025	($)	(%)
Revenue:
License fee revenue	$—	$1,300	$(1,300)	(100)%
Total revenue	—	1,300	(1,300)	(100)%
Operating expense:
Research and development	$23,899	$22,267	$1,632	7%
General and administrative	8,250	6,422	1,828	28%
Total operating expense	32,149	28,689	3,460	12%
Loss from operations	(32,149)	(27,389)	(4,760)	17%
Other income (expense)
Interest expense	(5,693)	(3,141)	(2,552)	81%
Interest income	1,263	2,124	(861)	(41)%
Other expense, net	(68)	(246)	178	(72)%
Total other expense	(4,498)	(1,263)	(3,235)	256%
Provision for income taxes	3	2	1	50%
Net loss	$(36,650)	$(28,654)	$(7,996)	28%
Revenue
License fee revenue during the three months ended June 30, 2025 was $1.3 million and consisted of revenue related to our License and Assignment Agreement with Scithera, Inc., or the Scithera License Agreement, which we recognized following the completion of the transfer of all licenses, related materials, and know-how. We did not recognize any revenue during the three months ended June 30, 2026.
Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2026	2025	($)	(%)
External expenses:
Contract manufacturing	$5,418	$3,828	$1,590	42%
Clinical trials	5,285	4,082	1,203	29%
Other external research and development	2,122	2,316	(194)	(8)%
Internal expenses:
Personnel	8,017	8,637	(620)	(7)%
Equipment, depreciation, and facility	2,489	2,563	(74)	(3)%
Other internal research and development	568	841	(273)	(32)%
Total research and development expenses	$23,899	$22,267	$1,632	7%

Research and development expenses increased by $1.6 million from $22.3 million during the three months ended June 30, 2025 to $23.9 million during the three months ended June 30, 2026. The overall increase was primarily due to the following factors:
•contract manufacturing expense increased by $1.6 million due to the timing of certain manufacturing activities required to support our clinical trials for ozekibart (INBRX-109) and INBRX-106, including the initiation of certain activities associated with our filing of the BLA for potential approval of ozekibart (INBRX-109) in conventional chondrosarcoma;
•clinical trial expense increased by $1.2 million due to the progression of our clinical trials for ozekibart (INBRX-109) and INBRX-106 and the timing of the completion of enrollment in our trial for ozekibart (INBRX-109) for the treatment of unresectable or metastatic conventional chondrosarcoma;
•personnel-related expense decreased by $0.6 million, which was primarily related to a decrease in headcount; and
•other research and development expenses decreased by $0.5 million, primarily due to a decrease in clinical consulting services.
G&A Expense
General and administrative expenses increased by $1.8 million from $6.4 million during the three months ended June 30, 2025 to $8.2 million during the three months ended June 30, 2026. The overall increase was primarily due to the following factors:
•pre-commercialization expenses increased by $1.6 million, which was primarily related to the progression of our potential commercialization strategy surrounding market access and launch and the development of communication materials for ozekibart (INBRX-109) in conventional chondrosarcoma; and
•personnel-related expense increased by $0.4 million, which was primarily related to an increase in stock options outstanding during the period.
Other income (expense)
Interest expense. Interest expense was $5.7 million and $3.1 million during the three months ended June 30, 2026 and June 30, 2025, respectively, all of which related to interest incurred and the amortization of debt discounts related to the 2025 Loan Agreement, as amended. We incurred increased interest expense on the $175.0 million in principal outstanding during the three months ended June 30, 2026 following the March 2026 Amendment, upon which we received an additional $75.0 million in gross proceeds, as compared to the $100.0 million in principal outstanding during the three months ended June 30, 2025.
Interest income. During the three months ended June 30, 2026 and June 30, 2025, we earned $1.3 million and $2.1 million, respectively, of interest income related to interest earned on our sweep and money market account balances. The decrease in interest income is due to lower average cash balances and decreased interest rates.

Comparison of the Six Months Ended June 30, 2026 and June 30, 2025
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2026	2025	($)	(%)
Revenue:
License fee revenue	$—	$1,300	$(1,300)	(100)%
Total revenue	—	1,300	(1,300)	(100)%
Operating expense:
Research and development	49,116	59,144	(10,028)	(17)%
General and administrative	13,960	12,446	1,514	12%
Total operating expense	63,076	71,590	(8,514)	(12)%
Loss from operations	(63,076)	(70,290)	7,214	(10)%
Other income (expense)
Interest expense	(9,202)	(5,830)	(3,372)	58%
Interest income	2,270	4,453	(2,183)	(49)%
Other expense, net	(80)	(296)	216	(73)%
Total other expense	(7,012)	(1,673)	(5,339)	319%
Provision for income taxes	3	2	1	50%
Net loss	$(70,091)	$(71,965)	$1,874	(3)%
License Fee Revenue
License fee revenue during the six months ended June 30, 2025 was $1.3 million and consisted of revenue related to our License and Assignment Agreement with Scithera, Inc., or the Scithera License Agreement, which we recognized following the completion of the transfer of all licenses, related materials, and know-how. We did not recognize any revenue during the six months ended June 30, 2026.
Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2026	2025	($)	(%)
External expenses:
Clinical trials	$14,465	$17,347	$(2,882)	(17)%
Contract manufacturing	7,461	12,378	(4,917)	(40)%
Other external research and development	4,427	4,594	(167)	(4)%
Internal expenses:
Personnel	16,543	17,963	(1,420)	(8)%
Equipment, depreciation, and facility	5,051	5,146	(95)	(2)%
Other internal research and development	1,169	1,716	(547)	(32)%
Total research and development expenses	$49,116	$59,144	$(10,028)	(17)%

Research and development expenses decreased by $10.0 million from $59.1 million during the six months ended June 30, 2025 to $49.1 million during the six months ended June 30, 2026. The overall decrease was primarily due to the following factors:
•clinical trial expense decreased by $2.9 million, primarily due to a decrease in expense associated with the ozekibart (INBRX-109) trial for the treatment of unresectable or metastatic conventional chondrosarcoma as the trial approached completion of enrollment;
•contract manufacturing expense decreased by $4.9 million primarily due to the timing and completion of certain manufacturing activities required to support our clinical trials for ozekibart (INBRX-109) and INBRX-106, offset in part by the initiation of certain activities associated with our filing of the BLA for potential approval of ozekibart (INBRX-109) in conventional chondrosarcoma;
•personnel-related expense decreased by $1.4 million, which was primarily related to a decrease in headcount; and
•other research and development expense decreased by $0.7 million, which was primarily attributable to a decrease in preclinical studies and the associated lab supplies and materials for research efforts.
G&A Expense
G&A expenses increased by $1.5 million from $12.5 million during the six months ended June 30, 2025 to $14.0 million during the six months ended June 30, 2026. The overall increase during the six months ended June 30, 2026, was primarily due to the following factors:
•pre-commercialization expenses increased by $1.6 million, which was primarily related to the progression of our potential commercialization strategy surrounding market access and launch and the development of communication materials for ozekibart (INBRX-109) in conventional chondrosarcoma;
•personnel-related expenses increased by $0.3 million, which was primarily related to an increase in stock options outstanding during the period; and
•professional service fees decreased by $0.2 million, primarily due to a decrease in legal, accounting, and other consulting services.
Other Expense
Interest expense. Interest expense was $9.2 million and $5.8 million during the six months ended June 30, 2026 and June 30, 2025, respectively, all of which related to interest incurred and the amortization of debt discounts related to the 2025 Loan Agreement, as amended. We incurred increased interest expense on the $175.0 million in principal outstanding during the six months ended June 30, 2026 following the March 2026 Amendment, upon which we received an additional $75.0 million in gross proceeds, as compared to the $100.0 million in principal outstanding during the six months ended June 30, 2025.
Interest income. During the six months ended June 30, 2026 and June 30, 2025, we earned $2.3 million and $4.5 million, respectively, of interest income related to interest earned on our sweep and money market account balances. The decrease in interest income is due to lower average cash balances and decreased interest rates.
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
In January 2025, we entered into the 2025 Loan Agreement with Oxford Finance LLC, or Oxford, upon which we received gross proceeds of $100.0 million, or the Term A Loan. On March 18, 2026, we entered into the First Amendment to Loan and Security Agreement with Oxford, or the March 2026 Amendment. The March 2026 Amendment provided for an additional tranche, or the Term B Loan, in an aggregate principal amount of $75.0 million, upsized from $50.0 million originally available under the 2025 Loan Agreement. Upon closing of the March 2026 Amendment, the Term B Loan was funded and we received gross proceeds of $75.0 million. On July 15, 2026, we entered into the Second Amendment to Loan and Security Agreement with Oxford, or the July 2026 Amendment, or collectively with the 2025 Loan Agreement and the March 2026 Amendment, the Amended 2025

Loan Agreement. The July 2026 Amendment provides for the funding of up to an additional $325.0 million in gross proceeds, $100.0 million of which we received upon execution of the amendment, or the Term C Loan, with up to an additional $225.0 million to be funded in increments of $50.0 million or more upon the Company’s request and at the Lenders’ sole discretion, or the Term D Loan.
Future Funding Requirements
Since our inception, we have devoted substantially all of our efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of our therapeutic candidates, pre-commercialization activities, organizing and staffing the Company, establishing our intellectual property portfolio, and raising capital to support and expand these activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. Our net income or losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities, as well as the timing of other corporate transactions. During the six months ended June 30, 2026 our net loss was $70.1 million. As of June 30, 2026, we had an accumulated deficit of $316.3 million and cash and cash equivalents of $133.3 million.
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
Our lease for our laboratory and office space expires in 2028, with an option to extend for an additional three years. As of June 30, 2026, we had future minimum rental payments under these leases of $5.9 million, of which $2.9 million and $3.0 million are current and non-current, respectively. For more information regarding these lease agreements, refer to Note 7 to the unaudited condensed consolidated financial statements.
Under the 2025 Loan Agreement, as amended, we are required to make interest only payments through February 2028, with all principal payments and final fee payments beginning in March 2028 and continuing through the maturity date of January 2030. As of June 30, 2026, we have a minimum obligation of $237.9 million of long-term debt, including minimum interest and final fee payments, of which $17.7 million and $220.2 million are current and non-current, respectively. For more information regarding the Amended 2025 Loan Agreement, refer to Note 3 to the condensed consolidated financial statements.

We enter into contracts in the normal course of business with CROs related to our ongoing preclinical studies and clinical trials and with CDMOs for clinical supplies and manufacturing scale-up activities. These contracts are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $6.6 million in our condensed consolidated balance sheets for expenditures incurred by CROs and CDMOs as of June 30, 2026.
While these contracts are generally cancellable, some may contain specific activities that involve one or more noncancellable commitments. Depending on the timing and reasoning of the exit, certain termination penalties may apply and can range from the cost of work performed to date up to twelve months of future committed manufacturing costs. As of June 30, 2026, the noncancellable portion of these contracts totaled in aggregate, excluding amounts recorded in accounts payable and accrued expenses as of this date, approximately $15.9 million. The noncancellable purchase commitments relate to future contract manufacturing of drug supply for one of our therapeutic candidates.

Cash Flow Summary
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2026	2025
Net cash used in operating activities	$(67,943)	$(65,848)
Net cash used in investing activities	—	(21)
Net cash provided by financing activities	77,067	99,840
Net increase in cash and cash equivalents	$9,124	$33,971
Operating Activities
Net cash used in operating activities was $67.9 million during the six months ended June 30, 2026 and consisted primarily of a net loss of $70.1 million, adjusted for non-cash items, including accretion on our debt discount and the non-cash portion of interest expense related to our debt of $2.0 million, stock-based compensation expense of $5.8 million, depreciation and amortization of $1.1 million and non-cash lease expense of $1.0 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, including the decrease in operating lease liability of $1.1 million as a result of lease payments made throughout the period, and an increase in prepaid expenses and other current assets of $0.7 million and a decrease in accrued expenses of $9.8 million due to the timing of payments to our CRO and CDMO partners during the period. These uses of cash were offset in part by an increase in accounts payable of $3.8 million during the period.
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
Investing Activities
Net cash used in investing activities was approximately $21,000 during the six months ended June 30, 2025, and was related to capital purchases of laboratory equipment. We did not use any cash in investing activities during the six months ended June 30, 2026.
Financing Activities
Net cash provided by financing activities was $77.1 million during the six months ended June 30, 2026, which consisted of $75.0 million in net proceeds from the March 2026 Amendment and $2.1 million in proceeds from the exercise of stock options. Net cash provided by financing activities was $99.8 million during the six months ended June 30, 2025, which consisted of net proceeds from the 2025 Loan Agreement which we entered into in January 2025.
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
In light of the market value of our common stock held by non-affiliates as of June 30, 2026, we expect that we will no longer be an emerging growth company effective on December 31, 2026.
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
In light of our annual revenue during 2025 and the market value of the shares of our common stock held by non-affiliates as of June 30, 2026, we expect that we will no longer be a smaller reporting company beginning with our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2027. Based on recent SEC guidance, we will, however, continue to be a non-accelerated filer through at least our fiscal year ending December 31, 2027.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Except for the risk factor set forth below, there have been no material changes to the risk factors set forth in Part I, Item 1A of our 2025 Annual Report and in Part II, Item 1A of our Quarterly Report for the three months ended March 31, 2026.
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
We currently have no products on the market and our ability to achieve and sustain profitability depends on obtaining marketing approvals for and successfully commercializing our therapeutic candidates. We have two therapeutic candidates, ozekibart (INBRX-109) and INBRX-106, currently in active clinical trials. While our BLA for ozekibart in patients with metastatic or unresectable conventional chondrosarcoma has been filed and is under review by FDA, there is no assurance that we will be successful in our efforts to gain U.S. regulatory approval on the timeline we expect or at all. The FDA may not agree that the clinical and preclinical data we have generated to date are sufficient to gain regulatory approval to commercialize ozekibart in the United States. The FDA may, despite prior advice, determine that additional trials or data are necessary in order to obtain approval. Regulatory authorities may find fault with the data generated at our clinical sites or with the activities of our trial monitor or may disagree with our analyses of the results of our trials. Regulatory authorities may also identify deficiencies or other issues with our manufacturing or quality systems or processes. Any such findings or issues could require additional data or analyses or the need for changes to our systems or processes that could delay or prevent us from gaining approval of ozekibart. For example, during FDA clinical inspections in connection with review of the BLA, Form 483 observations have been issued to us and to some ChonDRAgon clinical investigators. While corrective and preventive actions have been implemented in conjunction with those inspectional observations by us and our investigators, there can be no assurance those observations do not contribute to delay of BLA review or issuance of a complete response letter.
Clinical and preclinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any clinical trials or preclinical studies will be conducted as planned, including whether we will be able to meet expected timeframes for data readouts, or completed on schedule, if at all, and failure can occur at any time during the trial or study process. Despite promising preclinical or clinical results, any therapeutic candidate can unexpectedly fail at any stage of clinical or preclinical development. The historical failure rate for therapeutic candidates in our industry is high, particularly in the earlier stages of development. Before obtaining marketing approval for the commercial distribution of our therapeutic candidates, we must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety and efficacy of our therapeutic candidates in patients.
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
Moreover, failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. If we experience additional delays or fail to develop or terminate development of a therapeutic candidate in our pipeline, we may not have the financial resources to continue development of, or to modify existing or to enter into new license or collaboration for, a therapeutic candidate. Other issues that may again delay or potentially prevent us from completing our ongoing and planned clinical trials, include:
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
•IRBs suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.
(a) Exhibits.

Exhibit No.	Description of Exhibit	Filed Herewith	Form	Incorporated By Reference File No.	Date Filed
3.1	Amended & Restated Certificate of Incorporation of Inhibrx Biosciences, Inc.		8-K	001-42031	5/30/2024
3.2	Amended & Restated Bylaws of Inhibrx Biosciences, Inc.		8-K	001-42031	5/30/2024
4.1	Form of Warrant to Purchase Stock		10	001-42031	4/25/2024
4.2	Form of Warrant to Purchase Stock by and between Inhibrx Biosciences, Inc. and entities affiliated with Oxford Finance LLC		10-Q	001-42031	5/14/2026
10.1	First Amendment to the Loan and Security Agreement, dated March 18, 2026, among Inhibrx Biosciences, Inc., Oxford Finance LLC, and the other lenders party thereto		10-K	001-42031	3/19/2026
10.2	Second Amendment to the Loan and Security Agreement, dated July 15, 2026, among Inhibrx Biosciences, Inc., Oxford Finance LLC, and the other lenders party thereto		8-K	001-42031	7/16/2026
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	X
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

INHIBRX BIOSCIENCES, INC.

Date: August 13, 2026	/s/ Mark P. Lappe
Mark P. Lappe
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 13, 2026	/s/ Kelly D. Deck
Kelly D. Deck, C.P.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)