Form 10-Q
period 2026-09-30
Inhibrx Biosciences, Inc.
filed 2026-11-13
CIK 2007919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.               ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No ☒
As of November 6, 2026, the registrant had 14,769,076 shares of common stock outstanding.

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

Part I — Financial Information
Item 1. Financial Statements.
Inhibrx Biosciences, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data and par value)
(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$199,469	$124,220
Other receivables	200	177
Prepaid expenses and other current assets	7,202	8,435
Total current assets	206,871	132,832
Property and equipment, net	2,175	3,733
Operating right-of-use asset	4,044	5,535
Other non-current assets	7,201	4,378
Total assets	$220,291	$146,478
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$8,369	$5,944
Accrued expenses	16,356	25,529
Current portion of operating lease liability	2,577	2,326
Total current liabilities	27,302	33,799
Long-term debt, net	276,701	100,559
Non-current portion of operating lease liability	2,164	4,127
Total liabilities	306,167	138,485
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 15,000,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued or outstanding as of September 30, 2026 and December 31, 2025.	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 14,759,126 shares issued and outstanding as of September 30, 2026 and 14,577,609 shares issued and outstanding as of December 31, 2025.	1	1
Additional paid-in-capital	269,134	254,179
Accumulated deficit	(355,011)	(246,187)
Total stockholders’ equity (deficit)	(85,876)	7,993
Total liabilities and stockholders’ equity (deficit)	$220,291	$146,478
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx Biosciences, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Revenue:
License fee revenue	$2,000	$—	$2,000	$1,300
Total revenue	2,000	—	2,000	1,300
Operating expenses:
Research and development	25,966	28,535	75,082	87,679
General and administrative	7,769	5,277	21,729	17,723
Total operating expenses	33,735	33,812	96,811	105,402
Loss from operations	(31,735)	(33,812)	(94,811)	(104,102)
Other income (expense):
Interest expense	(8,754)	(3,181)	(17,956)	(9,011)
Interest income	1,753	1,783	4,023	6,236
Other income (expense), net	3	(46)	(77)	(342)
Total other expense	(6,998)	(1,444)	(14,010)	(3,117)
Loss before income tax expense	(38,733)	(35,256)	(108,821)	(107,219)
Provision for income taxes	—	—	3	2
Net loss	$(38,733)	$(35,256)	$(108,824)	$(107,221)
Net loss per share, basic and diluted	$(2.46)	$(2.28)	$(6.95)	$(6.93)
Shares used in computing net loss per share, basic and diluted	15,720	15,478	15,658	15,471
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx Biosciences, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2025	14,578	$1	$254,179	$(246,187)	$7,993
Stock-based compensation expense	—	—	2,653	—	2,653
Issuance of shares upon exercise of stock options	30	—	471	—	471
Issuance of warrants in connection with March 2026 Amendment to the 2025 Loan Agreement	—	—	1,289	—	1,289
Net loss	—	—	—	(33,441)	(33,441)
Balance as of March 31, 2026	14,608	$1	$258,592	$(279,628)	$(21,035)
Stock-based compensation expense	—	—	3,104	—	3,104
Issuance of shares upon exercise of stock options	101	—	1,604	—	1,604
Net loss	—	—	—	(36,650)	(36,650)
Balance as of June 30, 2026	14,709	$1	$263,300	$(316,278)	$(52,977)
Stock-based compensation expense	—	$—	3,344	$—	3,344
Issuance of shares upon exercise of stock options	50	—	782	—	782
Issuance of warrants in connection with July 2026 Amendment to the 2025 Loan Agreement	—	—	1,708	—	1,708
Net loss	—	—	—	(38,733)	(38,733)
Balance as of September 30, 2026	14,759	$1	$269,134	$(355,011)	$(85,876)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2024	14,476	$1	$239,715	$(106,132)	$133,584
Stock-based compensation expense	—	—	2,450	—	2,450
Issuance of warrants in connection with 2025 Loan Agreement	—	—	1,720	—	1,720
Net loss	—	—	—	(43,311)	(43,311)
Balance as of March 31, 2025	14,476	$1	$243,885	$(149,443)	$94,443
Stock-based compensation expense	—	—	2,770	—	2,770
Net loss	—	—	—	(28,654)	(28,654)
Balance as of June 30, 2025	14,476	$1	$246,655	$(178,097)	$68,559
Stock-based compensation expense	—	—	3,175	—	3,175
Issuance of shares upon exercise of stock options	22	—	352	—	352
Net loss	—	—	—	(35,256)	(35,256)
Balance as of September 30, 2025	14,498	$1	$250,182	$(213,353)	$36,830
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025
Cash flows from operating activities
Net loss	$(108,824)	$(107,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,574	1,919
Accretion of debt discount and non-cash interest expense	4,170	1,797
Stock-based compensation expense	9,101	8,395
Non-cash lease expense	1,491	1,334
Loss on disposal of fixed assets	13	3
Changes in operating assets and liabilities:
Accounts receivable	—	200
Other receivables	(23)	(640)
Receivables from related parties	—	23
Prepaid expenses and other current assets	(705)	977
Other non-current assets	(885)	—
Accounts payable	2,425	(2,472)
Accrued expenses	(9,173)	(2,927)
Operating lease liability	(1,712)	(1,060)
Net cash used in operating activities	(102,548)	(99,672)
Cash flows from investing activities
Purchase of property and equipment	(29)	(31)
Proceeds from the sale of property and equipment	—	3
Net cash used in investing activities	(29)	(28)
Cash flows from financing activities
Proceeds from the issuance of debt	174,969	99,965
Payment of fees associated with debt	—	(125)
Proceeds from the exercise of stock options	2,857	352
Net cash provided by financing activities	177,826	100,192
Net increase in cash and cash equivalents	75,249	492
Cash and cash equivalents at beginning of period	124,220	152,596
Cash and cash equivalents at end of period	$199,469	$153,088

Supplemental disclosure of cash flow information
Cash paid for interest	$12,361	$6,386
Cash paid for income taxes	$3	$2
Supplemental schedule of non-cash investing and financing activities
Fair value of warrants issued to lender in conjunction with Amended 2025 Loan Agreement (as defined in Note 3)	$2,997	$1,720

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
Liquidity
As of September 30, 2026, the Company had an accumulated deficit of $355.0 million and cash and cash equivalents of $199.5 million. From its inception and through September 30, 2026, the Company has devoted substantially all of its efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of its therapeutic candidates, pre-commercialization activities, organizing and staffing the Company, establishing its intellectual property portfolio and raising capital to support and expand these activities.
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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2026
Money market funds	$6,030	$—	$—	$6,030
Total assets measured at fair value	$6,030	$—	$—	$6,030
December 31, 2025
Money market funds	$5,870	$—	$—	$5,870
Total assets measured at fair value	$5,870	$—	$—	$5,870
The Company’s long-term outstanding debt is not measured at fair value on a reoccurring basis. As of September 30, 2026 and December 31, 2025, the Company’s long-term outstanding debt approximates fair value using Level 2 inputs.
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
In periods in which the Company has a net loss, basic loss per share and diluted loss per share are identical since the effect of potentially dilutive common shares is anti-dilutive and therefore excluded. Accordingly, for the three and nine months ended September 30, 2026 and September 30, 2025, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
Potentially dilutive securities not included in the calculation of diluted loss per share are as follows (in thousands):

	AS OF SEPTEMBER 30,
	2026	2025
Outstanding stock options	3,381	3,590
Warrants to purchase common stock	184	141
Total	3,565	3,731
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
The CODM assesses performance for the biologic therapeutic segment and decides how to allocate resources based on the consolidated net income (loss) as reported on its consolidated statement of operations. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The segment depreciation expense, interest expense, interest income, and segment asset additions are consistent with consolidated amounts reported within the consolidated statement of cash flows or consolidated statement of operations given the Company's operations are aggregated within a single reportable segment.
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

The table below summarizes the significant segment expenses which are regularly provided to the CODM for the purposes of making decisions regarding the allocation of resources and are reconciled to consolidated net loss for the three and nine months ended September 30, 2026 and September 30, 2025 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Segment net loss
Revenue	$2,000	$—	$2,000	$1,300
Research and development expense
Personnel	(7,779)	(8,801)	(24,322)	(26,764)
Clinical trials	(8,646)	(11,853)	(23,111)	(29,200)
Contract manufacturing	(3,816)	(1,892)	(11,277)	(14,270)
Equipment, depreciation, and facility	(2,615)	(2,536)	(7,666)	(7,682)
Other research and development	(3,110)	(3,453)	(8,706)	(9,763)
Total research and development expense	(25,966)	(28,535)	(75,082)	(87,679)
General and administrative expense
Personnel	(4,164)	(3,402)	(11,884)	(10,834)
Other general and administrative	(3,605)	(1,875)	(9,845)	(6,889)
Total general and administrative expense	(7,769)	(5,277)	(21,729)	(17,723)
Other expense	(6,998)	(1,444)	(14,010)	(3,117)
Provision for income taxes	—	—	(3)	(2)
Segment and consolidated net loss	$(38,733)	$(35,256)	$(108,824)	$(107,221)
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

2. OTHER FINANCIAL INFORMATION
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets were comprised of the following (in thousands):

	AS OF	AS OF
	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Clinical trials (1)	$3,185	$4,566
Software licenses	1,160	1,303
Clinical drug substance and product manufacturing (2)	782	1,880
Pre-commercial	637	55
Professional fees	624	—
Outside research and development services (3)	468	448
Other	346	183
Prepaid expense and other current assets	$7,202	$8,435
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
Property and Equipment, Net
Property and equipment, net were comprised of the following (in thousands):

	AS OF	AS OF
	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Machinery and equipment	$9,512	$9,519
Computer software	3,984	3,984
Leasehold improvements	795	795
Furniture, fixtures, and other	556	556
Total property and equipment	14,847	14,854
Less: accumulated depreciation and amortization	(12,672)	(11,121)
Property and equipment, net	$2,175	$3,733
Depreciation and amortization expense for the nine months ended September 30, 2026 and September 30, 2025 consisted of the following (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Research and development	$509	$574	$1,556	$1,748
General and administrative	5	8	18	171
Total depreciation and amortization expense	$514	$582	$1,574	$1,919

Accrued Expenses
Accrued expenses were comprised of the following (in thousands):

	AS OF	AS OF
	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Compensation-related	$5,042	$7,450
Clinical trials (1)	4,584	10,794
Clinical drug substance and product manufacturing (2)	2,597	5,542
Interest expense	2,280	857
Professional fees	957	447
Other outside research and development (3)	316	111
Other	580	328
Accrued expenses	$16,356	$25,529
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
3. DEBT
2025 Loan Agreement
On January 13, 2025, the Company entered into a Loan and Security Agreement, or the 2025 Loan Agreement, with Oxford Finance LLC, or Oxford, pursuant to which it received $100.0 million in gross proceeds. The 2025 Loan Agreement provided for an additional tranche of $50.0 million to be funded upon the Company's request and at Oxford’s sole discretion. On March 18, 2026, the Company entered into the First Amendment to Loan and Security Agreement with Oxford, or the March 2026 Amendment, or collectively with the 2025 Loan Agreement, the Amended 2025 Loan Agreement. The March 2026 Amendment provided for an additional tranche, or the Term B Loans, in an aggregate principal amount of $75.0 million, upsized from $50.0 million originally available under the 2025 Loan Agreement. Upon closing of the March 2026 Amendment, the Term B Loans were funded and the Company received gross proceeds of $75.0 million. On July 15, 2026, the Company entered into the Second Amendment to Loan and Security Agreement with Oxford, or the July 2026 Amendment. The July 2026 Amendment provided for the funding of up to an additional $325.0 million in gross proceeds, $100.0 million of which was funded upon execution of the amendment, or the Term C Loan, with up to an additional $225.0 million to be funded in increments of $50.0 million or more upon the Company’s request and at the Lenders’ sole discretion, or the Term D Loan.
The Company determined the March 2026 Amendment should be treated as a modification of the 2025 Loan Agreement since the terms and resulting cash flows were not substantially changed. The Company determined that the Term C Loan funded under the July 2026 Amendment represents a separate unit of account from the Amended 2025 Loan Agreement and accounted for it as a new debt issuance. The July 2026 Amendment did not change the terms of the existing Term A and Term B Loans and, accordingly, the effective interest rate on those loans was not adjusted. Debt discounts associated with the Term C Loan are amortized to interest expense over the term of the loan using the effective interest method.
The outstanding term loans will mature on January 1, 2030, or the Maturity Date, and bear interest at (1) 5.61% plus (2) the greater of (i) the 1-Month Term Secured Overnight Financing Rate as published by the CME Group or (ii) 4.34%. The repayment schedule provides for interest-only payments through February 1, 2028, with principal payments beginning on March 1, 2028. The interest-only period is followed by 23 months of equal payments of principal plus interest. Upon the earliest to occur of (i) the Maturity Date, (ii) the acceleration of any term loan under the Term Loan Facility, or (iii) prepayment of any term loan under the Term Loan Facility, the Company will be required to make a final payment of 9.0% of the total principal amount. This final payment of $24.75 million will be accreted over the life of the Amended 2025 Loan Agreement using the effective interest method. The Company has the option to prepay the outstanding balance of the term loan in full prior to the Maturity Date, subject to a prepayment fee ranging from 2.0% to 5.0%, depending on the timing of the prepayment.
As of September 30, 2026, the Company’s outstanding debt balance under the Amended 2025 Loan Agreement consisted of the following (in thousands):

AS OF
SEPTEMBER 30, 2026
Term A	$109,000
Term B	81,750
Term C	109,000
Less: debt discount	(23,049)
Long-term debt, including debt discount and final payment fee	$276,701
The Company’s interest-only period will continue through February 2028, with principal payments beginning in March 2028. Future principal payments and final fee payments will be made as follows (in thousands):

AS OF
SEPTEMBER 30, 2026
2028 (10 months)	$119,565
2029	143,478
2030	36,707
Total future minimum payments	299,750
Less: unamortized debt discount	(23,049)
Total debt	$276,701
All obligations under the Amended 2025 Loan Agreement and the other loan documents are secured by a first priority perfected lien on, and security interest in, substantially all present and future assets of the Company, subject to certain exceptions. The Amended 2025 Loan Agreement includes customary events of default, including instances of a material adverse change in the Company’s operations, that may require prepayment of the outstanding term loans. The March 2026 Amendment updated the minimum liquidity threshold covenant, tested at all times, to $40.0 million, not subject to future increases. Contemporaneously with the execution of the July 2026 Amendment, the Company entered into a pledge agreement with the Collateral Agent, pledging any and all equity securities that the Company has in Poplar Therapeutics, Inc.
All other terms of the 2025 Loan Agreement remain outstanding following the March 2026 Amendment and the July 2026 Amendment. As of September 30, 2026, the Company is in compliance with all covenants under the Amended 2025 Loan Agreement and has not received any notification or indication from Oxford of an intent to declare the loan due prior to maturity.
Concurrently with the debt issuance in January 2025, the Company issued to Oxford warrants to purchase 140,741 shares of common stock at an exercise price of $14.21 per share, or the 2025 Oxford Warrants. Upon the March 2026 Amendment, the Company issued to Oxford warrants to purchase 21,518 shares of common stock at an exercise price of $69.71 per share, or the March 2026 Oxford Warrants. In connection with the July 2026 Amendment, the Company issued to Oxford warrants to purchase 21,457 shares of the Company’s common stock at an exercise price of $93.21 per share, or the July 2026 Oxford Warrants. Each of these warrants are immediately exercisable, and the exercise period will expire 10 years from the date of issuance. Upon issuance, each of the 2025 Oxford Warrants, the March 2026 Oxford Warrants, and the July 2026 Oxford Warrants were classified as equity and recorded at their fair value of $1.7 million, $1.3 million, and $1.7 million respectively, as additional paid-in-

capital and as a debt discount which will be accreted over the life of the Amended 2025 Loan Agreement using the effective interest method.
See Note 4 for further discussion of these warrants.
Interest Expense
Interest expense on the Amended 2025 Loan Agreement is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount and accretion of the final payment at an effective interest rate of 18.2%. During the three months ended September 30, 2026, interest expense was $8.8 million, $2.1 million of which related to non-cash amortization of the debt discount and accretion of the final payment. During the nine months ended September 30, 2026, interest expense was $18.0 million, $4.2 million of which related to non-cash amortization of the debt discount and accretion of the final payment. During the three months ended September 30, 2025, interest expense was $3.2 million, $0.6 million of which related to non-cash amortization of the debt discount and accretion of the final payment. During the nine months ended September 30, 2025, interest expense was $9.0 million, $1.8 million of which related to non-cash amortization of the debt discount and accretion of the final payment.
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
In connection with the March 2026 Amendment, the Company issued warrants to Oxford, or the March 2026 Oxford Warrants. The Company issued warrants to purchase 21,518 shares of the Company’s common stock at an exercise price of $69.71 per share. The March 2026 Oxford Warrants are exercisable upon issuance and will expire on March 18, 2036. The March 2026 Oxford Warrants are equity-classified and carried at the instruments’ fair value upon classification into equity, with no subsequent remeasurements.
In connection with the July 2026 Amendment, the Company issued warrants to Oxford, or the July 2026 Oxford Warrants. The Company issued warrants to purchase 21,457 shares of the Company’s common stock at an exercise price of $93.21 per share. The July 2026 Oxford Warrants are exercisable upon issuance and will expire on July 15, 2036. The July 2026 Oxford Warrants are equity-classified and carried at the instruments’ fair value upon classification into equity, with no subsequent remeasurements.

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	AS OF	AS OF
	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Options to purchase common stock issued and outstanding	3,381	3,501
Shares available for future equity grants	336	499
Pre-funded warrants issued and outstanding	992	992
Warrants issued and outstanding	184	141
Total common stock reserved for future issuance	4,893	5,133
5. EQUITY COMPENSATION PLAN
2024 Plan
The Company’s share-based compensation plan, the 2024 Omnibus Incentive Plan, or the 2024 Plan, provides for the issuance of incentive stock options, restricted and unrestricted stock awards, and other stock-based awards. As of September 30, 2026, an aggregate of 4.0 million shares of common stock were authorized for issuance under the 2024 Plan, of which 0.3 million remained available for issuance.
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
A summary of the Company’s stock option activity under its 2024 Plan for the nine months ended September 30, 2026 is as follows (in thousands, except for per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	3,501	$16.06
Granted	105	$110.07
Exercised	(182)	$15.73
Forfeited	(43)	$15.86
Outstanding as of September 30, 2026	3,381	$19.00	7.8	$275,567
Vested and exercisable as of September 30, 2026	1,830	$15.86	7.8	$154,130
The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2026 and September 30, 2025 was $15.0 million and $0.2 million, respectively. The total fair value of stock options vested during the nine months ended September 30, 2026 and September 30, 2025 was $8.5 million and $15.0 million, respectively. The Company expects all outstanding stock options to vest.
Stock-Based Compensation Expense
The weighted-average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option pricing model, as well as the resulting weighted-average fair value, for the nine months ended September 30, 2026 and September 30, 2025 were as follows:

	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025
Risk-free interest rate	4.15%	3.92%
Expected volatility	80.47%	86.70%
Expected dividend yield	—%	—%
Expected term (in years)	5.86	5.99
Weighted average fair value	$78.15	$13.32
Stock-based compensation expense consisted of the following (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Research and development	$1,549	$2,048	$4,659	$4,886
General and administrative	1,795	1,127	4,442	3,509
Total stock-based compensation expense	$3,344	$3,175	$9,101	$8,395
As of September 30, 2026, the Company had $24.4 million of total unrecognized stock-based compensation expense related to its stock options, which is expected to be recognized over a weighted-average period of 2.1 years.
6. LICENSE REVENUES
The following table summarizes the total revenue recorded in the Company’s condensed consolidated statements of operations (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
License fee revenue
Pfizer Inc.	$2,000	$—	$2,000	$—
Scithera, Inc.	—	—	—	1,300
Total license revenue	$2,000	$—	$2,000	$1,300
License and Collaboration Agreements
Pfizer License Agreement
On August 24, 2026, the Company entered into a Non-Exclusive License Agreement, or the Pfizer License Agreement, with Pfizer Inc., or Pfizer. Pursuant to the Pfizer License Agreement, the Company granted to Pfizer a perpetual, sublicensable, non-exclusive license under certain of the Company's patent rights related to 4-1BB binding single domain antibodies to develop, manufacture, and commercialize licensed compounds and products worldwide. The Company retained all rights to practice and license the licensed patent rights for any purpose.
Pfizer paid the Company a non-refundable upfront payment of $2.0 million, which was received in September 2026. In addition, Pfizer may make future milestone payments of up to an aggregate of $36.5 million per product, and up to $109.5 million for up to three products, upon the achievement of certain development and regulatory milestone events, and potential tiered royalty payments on net sales of up to 1%.
As of the effective date of the agreement, the Company identified one performance obligation, which was the transfer of the license to Pfizer for the specified patent rights. The Company determined the transaction price at inception to be the $2.0 million upfront payment, which was allocated to the single performance obligation. All remaining consideration under the agreement is variable consideration associated with the achievement of specified development and regulatory milestones, and as a result, has been fully constrained (excluded) from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. Royalties will be recognized when the related sales occur, in accordance with the sales-based royalty exception. These estimates will be reassessed at each reporting period.
During the three and nine months ended September 30, 2026, the Company completed its single performance obligation and recognized $2.0 million at the point in time upon the transfer of the license to Pfizer.
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
During the nine months ended September 30, 2025, the Company completed its single performance obligation and recognized $1.3 million at the point in time upon the completion of the transfer of all licensed materials and know-how. No revenue was earned under the Scithera License Agreement during the three and nine months ended September 30, 2026 or the three months ended September 30, 2025.
7. COMMITMENTS AND CONTINGENCIES
Operating Leases
During the three and nine months ended September 30, 2026, the Company recognized operating lease expense of $1.0 million and $3.1 million, respectively. During the three and nine months ended September 30, 2025, the Company recognized operating lease expense of $1.0 million and $2.9 million, respectively. During the three and nine months ended September 30, 2026, the Company paid $0.7 million and $2.1 million in cash for amounts included in the measurement of the operating lease liability, respectively. During the three and nine months ended September 30, 2025, the Company paid $0.7 million and $1.6 million in cash for amounts included in the measurement of the operating lease liability, respectively.

As of September 30, 2026 and December 31, 2025, the Company’s operating lease had a remaining term of 1.8 years and 2.5 years, respectively. The Company discounts its lease payments using its incremental borrowing rate as of the commencement of the lease. The Company determined a weighted-average discount rate of 10.2% as of September 30, 2026 and December 31, 2025.
Future minimum rental commitments for the Company’s operating leases reconciled to the operating lease liability are as follows (in thousands):

AS OF
SEPTEMBER 30, 2026
2026 (3 months)	$724
2027	2,941
2028	1,492
Total future minimum lease payments	5,157
Less: imputed interest	(416)
Total operating lease liability	4,741
Less: current portion of operating lease liability	(2,577)
Non-current portion of operating lease liability	$2,164
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
Current Clinical Pipeline
Our current clinical pipeline of therapeutic candidates includes ozekibart and ordastobart (INBRX-106), both of which utilize our multivalent formats where the precise valency can be optimized in a target-centric way to mediate what we believe to be the most appropriate agonist function:

ozekibart (INBRX-109)	ordastobart (INBRX-106)
Tetravalent DR5 agonist	Hexavalent OX40 agonist

Program	Therapeutic Area	Target(s)/Format	STAGE OF DEVELOPMENT
			Preclinical	Phase 1	Phase 2	Phase 3
ozekibart (INBRX-109)*	Oncology	DR5 Tetravalent Agonist

ordastobart (INBRX-106)**	Oncology	OX40 Hexavalent Agonist

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
We have initiated two additional Phase 1 cohorts in CRC: (1) a second line study investigating ozekibart in combination with Folfiri and Avastin, and (2) a third/fourth line study investigating ozekibart in combination with Lonsurf and Avastin. We expect to announce interim results from these cohorts during the first quarter of 2027. In connection with a scheduled Type B meeting set for November 12, 2026, the United States Food and Drug Administration, or FDA, provided preliminary written feedback that sufficiently addressed our regulatory inquiries, rendering a live meeting unnecessary. Based on the written responses, we believe our proposed clinical strategy for a registrational study in first-line metastatic CRC is substantially aligned with agency expectations. Regarding fourth-line CRC, the FDA's feedback provided further clarity on the regulatory considerations for a potential accelerated approval pathway, including the limitations of the currently available clinical data.
Ewing sarcoma
In November 2023, we announced interim efficacy and safety data from the cohort of the Phase 1/2 trial evaluating ozekibart in combination with Irinotecan, or IRI, and Temozolomide, or TMZ, for the treatment of advanced or metastatic, unresectable Ewing sarcoma. Overall, ozekibart in combination with IRI/TMZ was well tolerated from a safety perspective.
Based on this preliminary data, the ongoing Phase 1/2 trial in the Ewing sarcoma cohort was expanded to enroll up to an additional 50 patients. In March 2026, we provided an update at the European Society for Medical Oncology, or ESMO, Sarcoma and Rare Cancers Congress. Of the 31 patients evaluable based on a cutoff date of January 15, 2026, we observed a 64.5% ORR and a disease control rate of 87.1%. At the time of the presentation, responses were ongoing in eight patients, one of which had been on treatment and progression free for more than two years. We plan to provide an update on the data from this trial at the Connective Tissue Oncology Society (CTOS)’s annual conference in November 2026.
We are evaluating the submission of clinical data to the National Comprehensive Cancer Network® (NCCN®) to consider ozekibart for potential inclusion in the NCCN Clinical Practice Guidelines in Oncology (NCCN Guidelines®) as a treatment option for Ewing sarcoma.
Chondrosarcoma
In June 2021, we initiated a randomized, blinded, placebo-controlled, registrational trial in patients with metastatic, unresectable conventional chondrosarcoma, which enrolled over 200 patients in total at 68 different sites worldwide and for which the FDA, and the European Medicines Agency, or EMA, granted orphan drug designation for the treatment of chondrosarcoma in November 2021 and August 2022, respectively. The primary endpoint for this trial was PFS.

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
Ordastobart (INBRX-106)
Ordastobart (INBRX-106) is a hexavalent OX40 agonist currently being investigated as a single agent and in combination with KEYTRUDA® (pembrolizumab), a PD-1 blocking checkpoint inhibitor, in patients with locally advanced or metastatic solid tumors. KEYTRUDA® is a registered trademark of Merck Sharp & Dohme LLC, a subsidiary of Merck & Co., Inc., Rahway, NJ, USA. Ordastobart (INBRX-106) is currently being investigated in combination with KEYTRUDA® in patients with non-small cell lung cancer, or NSCLC, head and neck squamous cell carcinoma, or HNSCC, among others.
In September 2026, we announced the primary endpoint results from the randomized and controlled Phase 2 portion of its HexAgon study. The trial evaluated the safety and efficacy of ordastobart (INBRX-106) in combination with pembrolizumab (the combination arm) versus pembrolizumab monotherapy (the control arm) in first-line patients with treatment-naïve, PD-L1 positive (CPS ≥ 20) metastatic or unresectable recurrent HNSCC. The Phase 2 portion of the HexAgon study enrolled 68 patients: 63 of whom were evaluable for the primary endpoint analysis, including 29 patients in the combination arm (10 of which were HPV+) and 34 patients in the control arm (nine of which were HPV+). Baseline prognostic factors were largely balanced between the two arms, and the study is being conducted at more than 80 sites in the United States, Europe and Asia.
The primary endpoint analysis, which had a data cutoff of August 19, 2026, demonstrated a confirmed objective response rate, or cORR, of 48.3% for ordastobart (INBRX-106) plus pembrolizumab compared with 26.5% for pembrolizumab alone. Four patients (13.8%) in the combination arm achieved a complete response compared with no complete responses in the control arm. Median PFS continues to mature. As of the data cutoff, median PFS was 9.6 months for ordastobart (INBRX-106) plus pembrolizumab compared with 4.9 months for pembrolizumab alone, with six-month PFS rates of 72.4% and 42.8%, respectively.
The efficacy signal was particularly pronounced in patients with HPV+ disease, where the combination arm demonstrated an 80.0% cORR compared with 33.3% for pembrolizumab alone. Notably, 30.0% of the HPV+ patients treated in the combination arm achieved a complete response, compared with no complete responses in the control arm. Also, 90.0% of patients receiving ordastobart (INBRX-106) plus pembrolizumab remained progression-free at six months compared with 33.0% who were receiving pembrolizumab alone. As of the data cutoff, median PFS in the combination arm in patients with HPV+ disease had not yet been reached compared with 4.6 months for pembrolizumab alone.
The combination of ordastobart (INBRX-106) and pembrolizumab was generally manageable. The most common treatment-related adverse events were rash, fatigue, and diarrhea, which were predominantly low grade.
Based on these results, Inhibrx has expanded the randomized Phase 2 portion of the HexAgon trial by approximately 50 additional HPV+ Oropharyngeal Squamous Cell Carcinoma, or OPSCC, patients (CPS ≥ 1), to support a potential accelerated regulatory pathway. Following the Phase 2 expansion, the initial read out of which is expected around mid-2027, we plan to align with the FDA on this framework and initiate the Phase 3 portion of the HexAgon trial, which is intended to serve as the confirmatory study. These results also position OX40 agonism as a promising treatment approach beyond recurrent/metastatic disease, with potential to extend durable, T-cell driven antitumor activity into earlier-stage HPV+ OPSCC.
Beyond HNSCC, Inhibrx is evaluating the potential of ordastobart (INBRX-106) in other highly immunogenic tumor types. We are currently conducting a Phase 1/2 study of ordastobart (INBRX-106) in the perioperative setting of NSCLC, with initial results targeted by mid-2027. This readout is expected to provide important clinical insights to inform future development, demonstrating the potential for ordastobart (INBRX-106) to extend well beyond head and neck cancer into not only perioperative lung cancer, but broader solid tumor indications.
We also plan to explore the potential of ordastobart (INBRX-106) in combination with therapeutic cancer vaccines. The clinical activity and T-cell responses observed with ordastobart (INBRX-106) in HPV+ disease demonstrate its ability to amplify antigen-driven T-cell responses, providing strong scientific justification for cancer vaccine combination strategies.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and September 30, 2025
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2026	2025	($)	(%)
Revenue:
License fee revenue	$2,000	$—	$2,000	100%
Total revenue	2,000	—	2,000	100%
Operating expense:
Research and development	25,966	28,535	(2,569)	(9)%
General and administrative	7,769	5,277	2,492	47%
Total operating expense	33,735	33,812	(77)	—%
Loss from operations	(31,735)	(33,812)	2,077	(6)%
Other income (expense)
Interest expense	(8,754)	(3,181)	(5,573)	175%
Interest income	1,753	1,783	(30)	(2)%
Other income (expense), net	3	(46)	49	(107)%
Total other expense	(6,998)	(1,444)	(5,554)	385%
Provision for income taxes	—	—	—	—%
Net loss	$(38,733)	$(35,256)	$(3,477)	10%
License Fee Revenue
License fee revenue during the three months ended September 30, 2026 was $2.0 million and consisted of revenue related to our Non-Exclusive License Agreement, or the Pfizer License Agreement, with Pfizer Inc., or Pfizer, which we recognized upon the grant of the license to Pfizer for the specified patent rights. We did not recognize any revenue during the three months ended September 30, 2025.
Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2026	2025	($)	(%)
External expenses:
Clinical trials	$8,646	$11,853	$(3,207)	(27)%
Contract manufacturing	3,816	1,892	1,924	102%
Other external research and development	2,383	2,666	(283)	(11)%
Internal expenses:
Personnel	7,779	8,801	(1,022)	(12)%
Equipment, depreciation, and facility	2,615	2,536	79	3%
Other internal research and development	727	787	(60)	(8)%
Total research and development expenses	$25,966	$28,535	$(2,569)	(9)%

Research and development expenses decreased by $2.5 million from $28.5 million during the three months ended September 30, 2025 to $26.0 million during the three months ended September 30, 2026. The overall decrease was primarily due to the following factors:
•clinical trial expense decreased by $3.2 million due to the progression of our clinical trials for ozekibart (INBRX-109) and ordastobart (INBRX-106) and the timing of the completion of enrollment in our trial for ozekibart (INBRX-109) for the treatment of unresectable or metastatic conventional chondrosarcoma;
•contract manufacturing expense increased by $1.9 million due to the timing of certain manufacturing activities required to support our clinical trials, including the initiation of certain activities associated with our filing of the BLA for potential approval of ozekibart (INBRX-109) in conventional chondrosarcoma; and
•personnel-related expense decreased by $1.0 million, which was primarily related to a decrease in headcount.
G&A Expense
General and administrative expenses increased by $2.5 million from $5.3 million during the three months ended September 30, 2025 to $7.8 million during the three months ended September 30, 2026. The overall increase was primarily due to the following factors:
•pre-commercialization expenses increased by $1.4 million, which was primarily related to the progression of our potential commercialization strategy surrounding market access and launch and the development of communication materials for ozekibart (INBRX-109) in conventional chondrosarcoma; and
•personnel-related expense increased by $0.8 million, which was primarily related to an increase in stock options outstanding during the period.
Other income (expense)
Interest expense. Interest expense was $8.8 million and $3.2 million during the three months ended September 30, 2026 and September 30, 2025, respectively, all of which related to interest incurred and the amortization of debt discounts related to the 2025 Loan Agreement, as amended. We incurred increased interest expense on the $275.0 million in principal outstanding during the three months ended September 30, 2026 following the March 2026 Amendment, upon which we received an additional $75.0 million in gross proceeds, and the July 2026 Amendment, upon which we received an additional $100.0 million in gross proceeds, as compared to the $100.0 million in principal outstanding during the three months ended September 30, 2025.
Interest income. During each of the three months ended September 30, 2026 and September 30, 2025, we earned $1.8 million of interest income related to interest earned on our sweep and money market account balances.

Comparison of the Nine Months Ended September 30, 2026 and September 30, 2025
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2026	2025	($)	(%)
Revenue:
License fee revenue	$2,000	$1,300	$700	54%
Total revenue	2,000	1,300	700	54%
Operating expense:
Research and development	75,082	87,679	(12,597)	(14)%
General and administrative	21,729	17,723	4,006	23%
Total operating expense	96,811	105,402	(8,591)	(8)%
Loss from operations	(94,811)	(104,102)	9,291	(9)%
Other income (expense)
Interest expense	(17,956)	(9,011)	(8,945)	99%
Interest income	4,023	6,236	(2,213)	(35)%
Other expense, net	(77)	(342)	265	(77)%
Total other expense	(14,010)	(3,117)	(10,893)	349%
Provision for income taxes	3	2	1	50%
Net loss	$(108,824)	$(107,221)	$(1,603)	1%
License Fee Revenue
License fee revenue during the nine months ended September 30, 2026 was $2.0 million and consisted of revenue related to our Pfizer License Agreement with Pfizer, which we recognized upon the grant of the license to Pfizer for the specified patent rights. License fee revenue during the nine months ended September 30, 2025 was $1.3 million and consisted of revenue related to our License and Assignment Agreement with Scithera, Inc., or the Scithera License Agreement, which we recognized following the completion of the transfer of all licenses, related materials, and know-how.

Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2026	2025	($)	(%)
External expenses:
Clinical trials	$23,111	$29,200	$(6,089)	(21)%
Contract manufacturing	11,277	14,270	(2,993)	(21)%
Other external research and development	6,810	7,260	(450)	(6)%
Internal expenses:
Personnel	24,322	26,764	(2,442)	(9)%
Equipment, depreciation, and facility	7,666	7,682	(16)	—%
Other internal research and development	1,896	2,503	(607)	(24)%
Total research and development expenses	$75,082	$87,679	$(12,597)	(14)%
Research and development expenses decreased by $12.6 million from $87.7 million during the nine months ended September 30, 2025 to $75.1 million during the nine months ended September 30, 2026. The overall decrease was primarily due to the following factors:
•clinical trial expense decreased by $6.1 million due to the progression of our clinical trials for ozekibart (INBRX-109) and ordastobart (INBRX-106) and the timing of the completion of enrollment in our trial for ozekibart (INBRX-109) for the treatment of unresectable or metastatic conventional chondrosarcoma;
•contract manufacturing expense decreased by $3.0 million primarily due to the timing and completion of certain manufacturing activities required to support our clinical trials for ozekibart (INBRX-109) and ordastobart (INBRX-106), offset in part by the initiation of certain activities associated with our filing of the BLA for potential approval of ozekibart (INBRX-109) in conventional chondrosarcoma;
•personnel-related expense decreased by $2.4 million, which was primarily related to a decrease in headcount; and
•other research and development expense decreased by $1.1 million, which was primarily attributable to a decrease in preclinical studies and the associated lab supplies and materials for research efforts.
G&A Expense
G&A expenses increased by $4.0 million from $17.7 million during the nine months ended September 30, 2025 to $21.7 million during the nine months ended September 30, 2026. The overall increase during the nine months ended September 30, 2026, was primarily due to the following factors:
•pre-commercialization expenses increased by $3.1 million, which was primarily related to the progression of our potential commercialization strategy surrounding market access and launch and the development of communication materials for ozekibart (INBRX-109) in conventional chondrosarcoma; and
•personnel-related expenses increased by $1.1 million, which was primarily related to an increase in stock options outstanding during the period.
Other Expense
Interest expense. Interest expense was $18.0 million and $9.0 million during the nine months ended September 30, 2026 and September 30, 2025, respectively, all of which related to interest incurred and the amortization of debt discounts related to the 2025 Loan Agreement, as amended. We incurred increased interest expense on the $275.0 million in principal outstanding during the nine months ended September 30, 2026 following the March 2026 Amendment, upon which we received an additional $75.0 million in gross proceeds, and the July 2026 Amendment, upon which we received an additional $100.0 million in gross proceeds, as compared to the $100.0 million in principal outstanding during the nine months ended September 30, 2025.
Interest income. During the nine months ended September 30, 2026 and September 30, 2025, we earned $4.0 million and $6.2 million, respectively, of interest income related to interest earned on our sweep and money market account balances. The decrease in interest income is due to lower average cash balances and decreased interest rates.
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
Future Funding Requirements
Since our inception, we have devoted substantially all of our efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of our therapeutic candidates, pre-commercialization activities, organizing and staffing the Company, establishing our intellectual property portfolio, and raising capital to support and expand these activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. Our net income or losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities, as well as the timing of other corporate transactions. During the nine months ended September 30, 2026 our net loss was $108.8 million. As of September 30, 2026, we had an accumulated deficit of $355.0 million and cash and cash equivalents of $199.5 million.
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
Our lease for our laboratory and office space expires in 2028, with an option to extend for an additional three years. As of September 30, 2026, we had future minimum rental payments under these leases of $5.2 million, of which $2.9 million and $2.3 million are current and non-current, respectively. For more information regarding these lease agreements, refer to Note 7 to the condensed consolidated financial statements.
Under the 2025 Loan Agreement, as amended, we are required to make interest only payments through February 2028, with all principal payments and final fee payments beginning in March 2028 and continuing through the maturity date of January 2030. As of September 30, 2026, we have a minimum obligation of $366.8 million of long-term debt, including minimum interest and final fee payments, of which $27.7 million and $339.1 million are current and non-current, respectively. For more information regarding the Amended 2025 Loan Agreement, refer to Note 3 to the condensed consolidated financial statements.
We enter into contracts in the normal course of business with CROs related to our ongoing preclinical studies and clinical trials and with CDMOs for clinical supplies and manufacturing scale-up activities. These contracts are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $7.5 million in our condensed consolidated balance sheets for expenditures incurred by CROs and CDMOs as of September 30, 2026.
While these contracts are generally cancellable, some may contain specific activities that involve one or more noncancellable commitments. Depending on the timing and reasoning of the exit, certain termination penalties may apply and can range from the cost of work performed to date up to twelve months of future committed manufacturing costs. As of September 30, 2026, the noncancellable portion of these contracts totaled in aggregate, excluding amounts recorded in accounts payable and accrued expenses as of this date, approximately $16.9 million. The noncancellable purchase commitments relate to future contract manufacturing of drug supply for our therapeutic candidates.

Cash Flow Summary
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025
Net cash used in operating activities	$(102,548)	$(99,672)
Net cash used in investing activities	(29)	(28)
Net cash provided by financing activities	177,826	100,192
Net increase in cash and cash equivalents	$75,249	$492
Operating Activities
Net cash used in operating activities was $102.5 million during the nine months ended September 30, 2026 and consisted primarily of a net loss of $108.8 million, adjusted for non-cash items, including accretion on our debt discount and the non-cash portion of interest expense related to our debt of $4.2 million, stock-based compensation expense of $9.1 million, depreciation and amortization of $1.6 million and non-cash lease expense of $1.5 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, including the decrease in operating lease liability of $1.7 million as a result of lease payments made throughout the period, an increase in prepaid expenses and other current assets of $0.7 million and a decrease in accrued expenses of $9.2 million due to the timing of payments to our CRO and CDMO partners during the period, and an increase in other non-current assets of $0.9 million related to deposits paid to our CRO partners during the period. These uses of cash were offset in part by an increase in accounts payable of $2.4 million during the period.
Net cash used in operating activities was $99.7 million during the nine months ended September 30, 2025 and consisted primarily of a net loss of $107.2 million, adjusted for non-cash items, including accretion on our debt discount and the non-cash portion of interest expense related to our debt of $1.8 million, stock-based compensation expense of $8.4 million, depreciation and amortization of $1.9 million, and non-cash lease expense of $1.3 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, including the decrease in operating lease liability of $1.1 million as a result of lease payments made throughout the period, an increase in accounts receivable and other receivables of $0.4 million, and decreases in accounts payable of $2.5 million and accrued expenses of $2.9 million due to the timing of payments to our CRO and CDMO partners during the period. These uses of cash were offset in part by a decrease in prepaid expenses and other current assets of $1.0 million as a result of the timing of payments to our CRO and CDMO partners during the period.
Investing Activities
Net cash used in investing activities was approximately $29,000 and $28,000 during the nine months ended September 30, 2026 and September 30, 2025, respectively, and was primarily related to capital purchases of laboratory equipment.
Financing Activities
Net cash provided by financing activities was $177.8 million during the nine months ended September 30, 2026, which consisted primarily of $175.0 million in net proceeds from the issuance of debt under our 2025 Loan Agreement with Oxford, $75.0 million of which was received from the March 2026 Amendment and $100.0 million which was received upon the July 2026 Amendment. We also received $2.9 million in proceeds from the exercise of stock options. Net cash provided by financing activities was $100.2 million during the nine months ended September 30, 2025, which consisted primarily of $99.8 million in net proceeds from the issuance of debt from the 2025 Loan Agreement, which we entered into in January 2025. We also received $0.4 million in proceeds from the exercise of stock options.
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
In light of the market value of the shares of our common stock held by non-affiliates as of June 30, 2026, we expect that we will no longer be a smaller reporting company beginning with our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2027. Based on recent SEC guidance, we will, however, continue to be a non-accelerated filer through at least our fiscal year ending December 31, 2027.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Except for the risk factors set forth below, there have been no material changes to the risk factors set forth in Part I, Item 1A of our 2025 Annual Report and in Part II, Item 1A of our Quarterly Report for the six months ended June 30, 2026.
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
We currently have no products on the market and our ability to achieve and sustain profitability depends on obtaining marketing approvals for and successfully commercializing our therapeutic candidates. Our two therapeutic candidates are still currently in clinical trials (ozekibart (INBRX-109) and ordastobart (INBRX-106)). While our BLA for ozekibart in patients with metastatic or unresectable chondrosarcoma is currently under review by FDA, there is no assurance that the BLA will be approved by the PDUFA date or at all. The FDA may not agree that the clinical and nonclinical data we have generated to date are sufficient to gain regulatory approval to commercialize ozekibart in the United States. The FDA may, despite prior advice, determine that additional trials or data are necessary in order to obtain approval. Regulatory authorities may find fault with the data generated at one of our clinical sites or with the activities of our trial monitor or may disagree with our analyses of the results of our trials. Regulatory authorities may also identify deficiencies or other issues with our manufacturing or quality systems or processes. For example, both the contract manufacturer of our ozekibart drug substance and drug product were issued Form 483 observations by FDA during pre-approval inspections in connection with review of the BLA. Failure of our contract manufacturers to sufficiently address these observations may prevent approval of our BLA and lead to FDA issuance of a Complete Response Letter instead. Clinical or manufacturing inspectional observations may require additional data or analyses or the need for changes to our systems or processes that could delay or prevent approval of a pending application.
Clinical and nonclinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any clinical trials or preclinical studies will be conducted as planned, including whether we will be able to meet expected timeframes for data readouts, or completed on schedule, if at all, and failure can occur at any time during the trial or study process. Despite promising nonclinical or clinical results, any therapeutic candidate can unexpectedly fail at any stage of clinical or nonclinical development. The historical failure rate for therapeutic candidates in our industry is high, particularly in the earlier stages of development. Before obtaining marketing approval for the commercial distribution of our therapeutic candidates, we must conduct extensive nonclinical tests and clinical trials to demonstrate sufficient safety, purity, and potency (or efficacy) of our therapeutic candidates in patients.
Before we can initiate clinical trials for any therapeutic candidates, we must submit the results of nonclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about the candidate’s chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an Investigational New Drug Application, or IND, or similar regulatory submission. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any therapeutic candidate before it allows us to initiate clinical trials under any IND or similar regulatory submission, which may lead to delays and increase the costs of our development programs.

Moreover, failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. If we experience additional delays or fail to develop or again terminate development of a therapeutic candidate in our pipeline, we may not have the financial resources to continue development of, or to modify existing or to enter into new license or collaboration for, a therapeutic candidate. Other issues that may again delay or potentially prevent us from completing our ongoing and planned clinical trials, include:
•inability to generate sufficient nonclinical toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
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
We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to develop and manufacture our therapeutic candidates for use in the conduct of our trials or for commercial supply, if our therapeutics are approved. Instead, we rely on, and expect to continue to rely on third-party providers to manufacture the supplies for our preclinical studies and clinical trials and commercial supply, if approved. We currently rely on a limited number of third-party contract manufacturers for our required raw materials, antibodies, and other biologics for our nonclinical research and clinical trials, as well as for the manufacture of supplies for our therapeutic candidates. To the extent any of our manufacturing partners are unable to fulfill these obligations in a timely manner, our clinical trials may be delayed, and our business may be adversely affected. In general, reliance on third party providers may expose us to more risk than if we were to manufacture our therapeutic candidates ourselves. In addition, the facilities used by our third-party manufacturers must be approved for the manufacture of our therapeutic candidates by the FDA, or any comparable foreign regulatory authority, pursuant to inspections that will be conducted after we submit a BLA to the FDA, or submit a comparable marketing application to a foreign regulatory authority. Both the contract manufacturer of our ozekibart drug substance and drug product were issued Form 483 observations by FDA during pre-approval inspections in connection with review of the ozekibart BLA. Failure of our contract manufacturers to sufficiently address these observations may prevent approval of our BLA and lead to FDA issuance of a Complete Response Letter instead. We do not control the operational processes of the contract manufacturing organizations with whom we contract and are dependent on these third parties for the production of our therapeutic candidates in accordance with relevant regulations (such as cGMPs), which include, among other things, quality control and the maintenance of records and documentation.
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
•failure to manufacture our therapeutic candidates according to our specifications; • failure to manufacture our therapeutic candidates according to our schedule or at all;
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

INHIBRX BIOSCIENCES, INC.

Date: November 13, 2026	/s/ Mark P. Lappe
Mark P. Lappe
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 13, 2026	/s/ Kelly D. Deck
Kelly D. Deck, C.P.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)